Form 10-Q
period 2013-03-31
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2013-05-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012

Assets
Investments, at Contract Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $851,674,575 and $877,082,472, respectively)	$888,211,741	$914,165,152
Northern Trust Global Investments — Collective Government Short Term Investment Fund (cost $90,300,059 and $86,915,997, respectively)	90,300,059	86,915,997
Interest and dividends receivable	1,526	3,627
Other assets	27,532	28,217

Total assets	978,540,858	1,001,112,993

Liabilities
Payable for fund units redeemed	618,847	204,679
ING — program fee payable	386,591	418,733
Trustee, management and administration fees payable	68,005	70,881
ABA Retirement Funds — program fee payable	55,042	59,859
Payable for legal and audit services	83,504	95,386
Payable for compliance consultant fees	59,069	76,225
Payable for reports to unitholders	19,148	14,783
Payable for registration fees	122,407	107,004
Other accruals	37,614	35,393

Total liabilities	1,450,227	1,082,943

Net Assets at fair value	977,090,631	1,000,030,050

Adjustment from fair value to contract value for fully benefit responsive contracts	(36,537,166)	(37,082,680)

Net Assets (equivalent to $36.66 and $36.55 per unit based on 25,658,123 and 26,349,022 units outstanding, respectively)	$940,553,465	$962,947,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012

Investment income
Dividends	$4,912,849	$5,421,113
Interest — affiliated issuers (net of wrapper fees of $462,606 and $563,975, respectively)	34,673	42,982

Total investment income	4,947,522	5,464,095

Expenses
ING — program fee	1,209,277	1,223,689
Trustee, management and administration fees	206,213	218,392
Investment advisory fee	351,016	367,981
ABA Retirement Funds — program fee	167,141	174,999
Legal and audit fees	84,392	67,657
Compliance consultant fees	30,556	40,272
Reports to unitholders	4,365	4,833
Registration fees	34,339	47,037
Other fees	9,313	9,666

Total expenses	2,096,612	2,154,526

Less: Expense reimbursement	(28,373)	(38,902)

Net expenses	2,068,239	2,115,624

Net investment income (loss)	2,879,283	3,348,471

Net increase (decrease) in net assets resulting from operations	$2,879,283	$3,348,471

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013

From operations
Net investment income (loss)	$2,879,283

Net increase (decrease) in net assets resulting from operations	2,879,283

From unitholder transactions
Proceeds from units issued	52,955,829
Cost of units redeemed	(78,229,017)

Net increase (decrease) in net assets from unitholder transactions	(25,273,188)

Net increase (decrease) in net assets	(22,393,905)
Net Assets
Beginning of period	962,947,370

End of period	$940,553,465

Number of units
Outstanding-beginning of period	26,349,022
Issued	1,446,624
Redeemed	(2,137,523)

Outstanding-end of period	25,658,123

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$0.19	$0.20
Expenses†,††	(0.08)	(0.08)

Net investment income (loss)	0.11	0.12

Net increase (decrease) in unit value	0.11	0.12
Net asset value at beginning of period	36.55	36.06

Net asset value at end of period	$36.66	$36.18

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.89%	0.87%
Ratio of net investment income (loss) to average net assets*	1.23%	1.38%
Total return**	0.30%	0.33%
Net assets at end of period (in thousands)	$940,553	$974,108

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS — (94.4%)
ING	A	60313	No Stated Maturity	Variable	2.33	353,882,559	—	(19,852,438)	334,030,121
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	2.13	347,667,954	—	(12,658,768)	335,009,186
UNITED OF OMAHA LIFE INSURANCE CO.	A+	SVW-15429	No Stated Maturity	Variable	2.22	186,661,228	—	(4,025,960)	182,635,268

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						888,211,741	—	(36,537,166)	851,674,575

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($ )
UNDERLYING SECURITIES OF SYNTHETIC
GUARANTEED INVESTMENT CONTRACTS
GALLIARD MANAGED PORTFOLIO — 56.9%
Agency — 5.0%
Fannie Mae AO26	2,815,000	0.88	10/26/2017	2,818,772

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Federal Home Loan Banks MN29	2,080,000	3.63	05/29/2013	2,092,088
Federal Home Loan Mortgage Corp. FA25	8,300,000	1.38	02/25/2014	8,389,723
Federal Home Loan Mortgage Corp. JD28	4,275,000	3.75	06/28/2013	4,314,116
Federal Home Loan Mortgage Corp. JD29	4,350,000	1.00	06/29/2017	4,400,678
Federal National Mortgage Association AO15	2,495,000	4.63	10/15/2013	2,555,853
Federal National Mortgage Association JD26	7,250,000	1.50	06/26/2013	7,274,360
Federal National Mortgage Association JJ12	410,000	3.88	07/12/2013	414,449
Federal National Mortgage Association MN27	5,105,000	0.50	05/27/2015	5,121,898
Overseas Private Investment Corp.	2,000,000	—	05/02/2013	2,062,960
Overseas Private Investment Corp.	1,561,306	—	05/02/2013	1,568,535
Overseas Private Investment Corp.	600,000	—	05/02/2014	625,692
Overseas Private Investment Corp.	2,200,000	—	07/12/2014	2,218,260
Petroleos Mexicanos JD20	2,800,000	1.95	12/20/2022	2,871,344

				46,728,728

Asset Backed — 7.9%
Ally Auto Receivables Trust, Series 2011-2, Class A3 Mo-15	1,370,784	1.18	04/15/2015	1,374,801

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Ally Auto Receivables Trust, Series 2011-3, Class A3 Mo-15	2,046,281	0.97	08/17/2015	2,051,786
American Express Credit, Mo-15	2,700,000	0.59	05/15/2018	2,701,809
American Express Credit, Series 2012-2, Class A Mo-15	2,500,000	0.68	03/15/2018	2,508,025
AmeriCredit Automobile Receivables Trust, Series 2011-3, Class A2 Mo-8	26,588	0.84	11/10/2014	26,591
AmeriCredit Automobile
Receivables Trust, Series 2011-4, Class A2 Mo-8	91,566	0.92	03/09/2015	91,640
AmeriCredit Automobile Receivables Trust, Series 2012-1, Class A2 Mo-8	998,815	0.91	10/08/2015	1,000,843
AmeriCredit Automobile Receivables Trust, Series 2012-3, Class A2 Mo-9	1,970,286	0.71	12/08/2015	1,972,768
Brazos Higher Education Authority, Series 2011-1, Class A1 FMAN25	360,337	0.74	02/25/2020	360,471
Brazos Higher Education Authority, Series 2011-2, Class A1 JAJO25	448,688	0.85	01/27/2020	450,083
Capital Auto Receivables Asset Trust 2013-1, Class A2	4,175,000	0.62	07/20/2016	4,176,670
Carmax Auto Owner Trust, Series 2012-3, Class A3 Mo-15	1,825,000	0.52	07/17/2017	1,825,110

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
CNH Equipment Trust, Series 2011-B, Class A2 Mo-15	366,072	0.71	12/15/2014	366,182
CNH Equipment Trust, Series 2011-C, Class A2 Mo-15	550,726	0.90	04/15/2015	551,420
CNH Equipment Trust, Series 2012-B, Class A3 Mo-15	2,800,000	0.86	09/15/2017	2,813,048
CNH Equipment Trust, Series 2012-C, Class A3 Mo-26	2,825,000	0.57	12/15/2017	2,826,271
Discover Card Master Trust, Series 2012-A1, Class A1 Mo-15	2,250,000	0.81	08/15/2017	2,263,658
Educational Funding of the South, Inc., Series 2011-1, Class A1 JAJO25	1,082,541	0.85	10/25/2021	1,086,232
Ford Credit Auto Lease Trust, Series 2012-B, Class A3 Mo-3	2,250,000	0.57	09/15/2015	2,251,215
Ford Credit Auto Owner Trust, Series 2011-A, Class A3 Mo-15	655,765	0.97	01/15/2015	656,840
Ford Credit Auto Owner Trust, Series 2011-B, Class A3 Mo-15	837,116	0.84	06/15/2015	838,799
GE Capital CC Master Trust, Series 2012-5, Class A Mo-15	2,450,000	0.95	06/15/2018	2,463,769
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A Mo-20	400,000	0.80	07/20/2016	402,556

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A3 Mo-20	891,820	1.00	10/20/2014	893,078
GE Dealer Floorplan Master, Series 2012-3, Class A Mo-20	2,800,000	0.69	06/20/2017	2,812,628
GE Equipment Midticket LLC, Series 2012-1, Class A3 Mo-26	2,250,000	0.60	05/23/2016	2,251,328
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-22	1,700,000	0.99	11/23/2015	1,707,820
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-24	2,220,000	0.62	07/25/2016	2,220,955
Honda Auto Receivables Owner Trust, Series 2011-2, Class A3 Mo-18	1,383,453	0.94	03/18/2015	1,387,922
Honda Auto Receivables Owner Trust, Series 2012-1, Class A3 Mo-15	1,650,000	0.77	01/15/2016	1,655,594
John Deere Owner Trust, Series 2011-A, Class A3 Mo-15	1,169,744	1.29	01/15/2016	1,174,867
John Deere Owner Trust, Series 2012-A, Class A3 Mo-15	2,500,000	0.75	03/15/2016	2,506,450
Mercedes-Benz Auto Receivables Trust, Series 2011-1, Class A3 Mo-15	1,064,966	0.85	03/16/2015	1,067,086

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Montana Higher Education Student Assistance Corp., Series 2012-1, Class A1 Mo-20	1,313,361	0.80	09/20/2022	1,319,928
NCUA Guaranteed Notes JD12	1,500,000	1.40	06/12/2015	1,533,675
NCUA Guaranteed Notes Mo-12	2,725,000	0.22	06/12/2013	2,724,946
NCUA Guaranteed Notes Mo-9	2,019,590	0.65	10/07/2020	2,025,911
NCUA Guaranteed Notes, Series 2010-A1, Class A Mo-7	3,613,786	0.55	12/07/2020	3,624,194
NCUA Guaranteed Notes, Series 2011-R4, Class 1A Mo-7	451,604	0.58	03/06/2020	452,593
NCUA Guaranteed Notes, Series 2011-R6, Class 1A Mo-7	603,223	0.58	05/07/2020	604,402
Nissan Auto Receivables Owner Trust, Series 2011-A, Class A3 Mo-15	2,029,680	1.18	02/16/2015	2,036,906
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	902,172	0.75	10/26/2020	896,109
Panhandle-Plains Higher Education Authority, Inc., Series 2011-1, Class A1 JAJO1	689,420	0.78	10/01/2018	688,883
Santander Drive Auto Receivables Trust, Series 2012-2, Class A2 Mo-15	518,920	0.91	05/15/2015	519,973

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Santander Drive Auto Receivables Trust, Series 2012-5, Class A2 Mo-15	1,551,073	0.57	12/15/2015	1,551,802
SLM Student Loan Trust, Series 2010-1, Class A Mo-25	945,116	0.60	03/25/2025	947,772
SLM Student Loan Trust, Series 2012-7, Class A Mo-25	2,480,114	0.36	02/27/2017	2,480,833
United States Small Business Administration, Series 2006-10A, Class 1 MS1	202,261	5.52	03/10/2016	216,521
United States Small Business Administration, Series 2006-10B, Class A MS1	216,768	5.54	09/10/2016	235,681

				74,598,444

Commercial Mortgage Backed Securities — 5.7%
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2, Class A4 Mo-1	469,174	5.06	03/11/2041	472,247
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2, Class A5 Mo-1	2,575,000	4.86	07/10/2043	2,761,894
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2005-5, Class A4 Mo-1	1,700,000	5.12	10/10/2045	1,861,024

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-1, Class A4 Mo-1	1,500,000	5.37	09/10/2045	1,661,475
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-2, Class A4 Mo-1	2,500,000	5.73	05/10/2045	2,815,800
Bear Stearns Commercial Mortage, Inc., Series 2006-PW12, Class A4 Mo-1	2,400,000	5.72	09/11/2038	2,707,320
Bear Stearns Commercial Mortage, Inc., Series 2006-PW14, Class A4 Mo-1	2,500,000	5.20	12/11/2038	2,814,375
CFCRE Commercial Mortgage Trust, Series 2011-C2, Class A1 Mo-1	1,885,902	1.56	12/15/2047	1,908,213
Credit Suisse First Boston Mortgage Securities Corp. C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,697,325
Fannie Mae #Mo-1	5,770,000	0.95	11/25/2015	5,820,776
FHLMC Multifamily Structured Pass Through Certificates, Series K701, Class A2 Mo-1	2,500,000	3.88	11/25/2017	2,779,650
Freddie Mac, Series KF01-A, Mo-25	2,645,551	0.55	04/25/2019	2,650,710
GE Capital Mortgage Corp., Series 2005-C3, Class A7A Mo-1	2,500,000	4.97	07/10/2045	2,707,425

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
GS Mortgage Security Corp. II, Series 2005-GG4, Class A4A Mo-1	1,775,000	4.75	07/10/2039	1,889,754
JP Morgan Chase Commercial Mortgage Securities Corp. LDP5 A4 Mo-1	2,300,000	5.20	12/15/2044	2,521,007
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2005-CB11, Class A4 Mo-1	1,700,000	5.34	08/12/2037	1,822,893
LB-UBS Commercial Mortgage Trust C2 A4 Mo-11	2,550,000	4.37	03/15/2036	2,617,499
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,570,690
Morgan Stanley Capital I, Inc. HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,720,462
Morgan Stanley Capital I, Inc., Series 2005-IQ10, Class A4A Mo-1	2,493,177	5.23	09/15/2042	2,689,390
UBS Barclays Commercial Mortgage, Series 2012-C4, Class A1	2,666,379	0.67	12/10/2045	2,656,006

				53,145,935

Corporate — 8.6%
American Express Credit Corp. JD12	400,000	1.75	06/12/2015	408,712

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Anheuser-Busch InBev Worldwide, Inc. WOR JJ15	1,900,000	0.80	07/15/2015	1,903,610
AT&T, Inc. MS15	250,000	5.10	09/15/2014	265,855
Bank of Montreal JAJO29	1,800,000	0.77	04/29/2014	1,808,100
Bank of New York Mellon Corp. FA20	700,000	1.20	02/20/2015	707,924
BB&T Corp. AO28	450,000	2.05	04/28/2014	457,497
BB&T Corp. JAJO28	1,250,000	1.00	04/28/2014	1,257,338
Berkshire Hathaway Finance Corp. MN15	770,000	1.60	05/15/2017	785,292
BHP Billiton Finance USA Ltd. FA24	1,100,000	1.63	02/24/2017	1,119,613
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,327,063
BNP Paribas JAJO10	450,000	1.21	01/10/2014	452,012
BNY Mellon NA JD15	1,132,000	4.75	12/15/2014	1,211,410
Bottling Group LLC MS15	750,000	6.95	03/15/2014	794,850
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	475,146
Carolina Power & Light Co. AO1	950,000	5.15	04/01/2015	1,036,640
Carolina Power & Light Co. JD15	800,000	5.25	12/15/2015	899,568
Caterpillar Financial Services Corp. AO1	450,000	1.65	04/01/2014	455,504
Caterpillar Financial Services Corp. FA17	1,125,000	6.13	02/17/2014	1,181,464
Caterpillar Financial Services Corp. FA17	300,000	4.75	02/17/2015	322,581
Chevron Corp. JD5	540,000	1.10	12/05/2017	540,459

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Cisco Systems, Inc. MS14	1,750,000	1.63	03/14/2014	1,771,473
Citigroup, Inc. JAJO1	19,000	1.21	04/01/2014	19,091
Coca-Cola Co. MN15	450,000	1.50	11/15/2015	461,021
Coca-Cola Co. MS15	835,000	3.63	03/15/2014	860,543
Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A. JJ19	1,450,000	3.38	01/19/2017	1,552,385
Credit Suisse JJ14	1,250,000	2.20	01/14/2014	1,266,700
Credit Suisse USA, Inc. JJ15	500,000	4.88	01/15/2015	536,500
Deutsche Bank A.G./London JJ11	1,150,000	3.25	01/11/2016	1,218,805
Diageo Capital PLC MN11	500,000	1.50	05/11/2017	506,895
Diageo Finance B.V. JJ15	1,150,000	3.25	01/15/2015	1,205,315
Duke Energy Ohio, Inc. JD15	270,000	2.10	06/15/2013	270,934
EI du Pont de Nemours & Co. MS15	1,000,000	4.75	03/15/2015	1,079,390
EI du Pont de Nemours & Co. MS25	400,000	1.75	03/25/2014	405,084
General Electric Capital Corp. JD11	560,000	1.00	12/11/2015	563,478
General Electric Capital Corp. MN4	1,080,000	5.55	05/04/2020	1,288,105
General Electric Capital Corp. MN9	400,000	2.25	11/09/2015	413,676
General Electric Co. AO9	215,000	0.85	10/09/2015	215,718
Genzyme Corp. JD15	1,050,000	3.63	06/15/2015	1,119,405
GlaxoSmithKline Capital PLC MN8	800,000	0.75	05/08/2015	803,568
GlaxoSmithKline Capital, Inc. AO15	400,000	4.38	04/15/2014	416,396
Goldman Sachs Group, Inc. FA7	450,000	3.63	02/07/2016	477,896
Goldman Sachs Group, Inc. FMAN7	1,500,000	1.30	02/07/2014	1,507,320
Honeywell International, Inc. FA15	1,300,000	3.88	02/15/2014	1,337,778
HSBC Bank USA AO1	1,550,000	4.63	04/01/2014	1,608,513
HSBC Bank USA JJ16	160,000	1.63	01/16/2018	159,851

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Intel Corp. AO1	980,000	1.95	10/01/2016	1,015,182
Intel Corp. JD15	850,000	1.35	12/15/2017	852,890
International Business Machines Corp. JJ5	1,300,000	2.00	01/05/2016	1,347,697
John Deere Capital Corp. MS3	1,500,000	1.60	03/03/2014	1,517,115
JP Morgan Chase & Co.	2,050,000	3.45	03/01/2016	2,179,499
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,368,945
Peco Energy Co. AO15	425,000	5.60	10/15/2013	436,526
PepsiAmericas, Inc. FA15	1,050,000	4.38	02/15/2014	1,085,921
Potomac Electric Power Co. AO15	500,000	4.65	04/15/2014	519,670
Praxair, Inc. MS31	1,611,000	4.38	03/31/2014	1,672,154
Province of Ontario Canada JJ27	1,450,000	1.38	01/27/2014	1,462,804
Public Service Co. of Colorado AO1	1,200,000	5.50	04/01/2014	1,260,816
Public Service Electric & Gas Co. MN1	250,000	2.70	05/01/2015	261,110
Puget Sound Energy, Inc. AO1	1,435,000	5.20	10/01/2015	1,581,169
Rio Tinto Finance USA Ltd. MN20	1,250,000	2.50	05/20/2016	1,305,000
Rio Tinto Finance USA Ltd. MS22	400,000	2.00	03/22/2017	408,880
Royal Bank of Canada MS13	1,725,000	1.15	03/13/2015	1,744,113
Sanofi MS28	750,000	1.63	03/28/2014	759,540
Shell International Finance B.V. JD28	1,600,000	3.10	06/28/2015	1,691,136
Simon Property Group L.P. JD1	450,000	5.75	12/01/2015	502,506
Simon Property Group L.P. JD15	1,250,000	5.10	06/15/2015	1,367,088
Southern California Edison Co. JJ15	550,000	5.00	01/15/2014	569,542

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Southern California Edison Co. MS15	1,250,000	5.75	03/15/2014	1,309,663
Southern California Gas Co. MS15	250,000	5.50	03/15/2014	261,538
State Street Corp. MS7	1,400,000	2.88	03/07/2016	1,490,440
Target Corp. JAJO18	360,000	0.47	07/18/2014	360,727
Target Corp. JJ18	160,000	1.13	07/18/2014	161,667
Toronto-Dominion Bank JJ14	620,000	1.38	07/14/2014	626,547
Total Capital Canada Ltd. JJ28	1,650,000	1.63	01/28/2014	1,666,830
Total Capital S.A. JD24	400,000	3.00	06/24/2015	420,512
Toyota Motor Credit Corp. JJ11	1,250,000	2.80	01/11/2016	1,319,313
Toyota Motor Credit Corp. JJ12	500,000	2.05	01/12/2017	517,230
Travelers Cos., Inc. JD1	1,800,000	5.50	12/01/2015	2,017,422
Unilever Capital Corp. FA15	1,250,000	3.65	02/15/2014	1,285,438
United Parcel Service, Inc. AO1	500,000	3.88	04/01/2014	516,855
Verizon Communications, Inc. MS28	250,000	1.95	03/28/2014	253,560
Wal-Mart Stores, Inc. AO15	700,000	1.63	04/15/2014	709,443
Wal-Mart Stores, Inc. MN15	1,200,000	3.20	05/15/2014	1,237,452
Walt Disney Company JD1	1,100,000	1.10	12/01/2017	1,099,252
Wisconsin Public Service Corp. JD1	1,060,000	4.80	12/01/2013	1,086,606
Yale University AO15	1,026,000	2.90	10/15/2014	1,063,623

				80,789,899

Mortgage Backed Securities — 4.6%
Fannie Mae Pool #AB6092 Mo-1	5,163,171	2.50	09/01/2022	5,407,441
Fannie Mae Pool #AB6093 Mo-1	2,509,008	2.50	09/01/2022	2,627,709
Fannie Mae Pool #AB6343 Mo-1	2,552,467	2.50	10/01/2022	2,673,224

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Backed Securities (Continued)
Fannie Mae Pool #AB6819 Mo-1	2,588,104	2.50	11/01/2022	2,710,547
Fannie Mae Pool #AP4058 Mo-1	4,699,876	3.00	08/01/2027	4,949,251
Fannie Mae Pool #MA1139 Mo-1	3,582,468	2.50	08/01/2022	3,751,954
Fannie Mae Pool #MA1168 Mo-1	6,900,998	2.50	09/01/2022	7,227,485
Fannie Mae Pool #MA1212 Mo-1	1,871,261	2.50	10/01/2022	1,959,790
Fannie Mae Pool #MA1241 Mo-1	5,829,567	2.50	11/01/2022	6,105,364
Fannie Mae Pool #MA1278 Mo-1	2,641,689	2.50	12/01/2022	2,766,667
Ginnie Mae II Pool #757351 Mo-1	2,559,635	4.12	08/20/2062	2,865,604

				43,045,036

Mortgage Pass — Through — 14.9%
Fannie Mae Pool #467149 Mo-1	1,821,708	2.82	01/01/2016	1,910,699
Fannie Mae Pool #467186 Mo-1	3,800,000	2.82	02/01/2016	3,994,522
Fannie Mae Pool #467379 Mo-1	1,838,952	2.77	02/01/2016	1,929,704
Fannie Mae Pool #467617 Mo-1	1,497,000	2.93	03/01/2016	1,579,335
Fannie Mae Pool #467646 Mo-1	799,088	3.07	03/01/2016	843,134
Fannie Mae Pool #467730 Mo-1	2,970,148	3.18	04/01/2016	3,148,654
Fannie Mae Pool #467964 Mo-1	4,375,000	2.92	04/01/2016	4,613,613
Fannie Mae Pool #468311 Mo-1	2,997,943	2.82	06/01/2016	3,166,037
Fannie Mae Pool #470107 Mo-1	2,671,435	1.94	01/01/2017	2,769,423
Fannie Mae Pool #725206 Mo-1	1,181,147	5.50	02/01/2034	1,300,502
Fannie Mae Pool #725222 Mo-1	1,817,669	5.50	02/01/2034	2,001,344
Fannie Mae Pool #791030 Mo-1	938,396	2.89	07/01/2034	1,000,969
Fannie Mae Pool #AB2791 Mo-1	3,010,806	3.50	04/01/2021	3,192,840
Fannie Mae Pool #AB3885 Mo-1	1,686,639	3.00	11/01/2021	1,786,151
Fannie Mae Pool #AB4843 Mo-1	2,484,745	2.50	04/01/2022	2,602,298

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #AI3571 Mo-1	2,297,525	3.28	06/01/2041	2,422,901
Fannie Mae Pool #AI4379 Mo-1	1,786,805	3.28	11/01/2041	1,882,291
Fannie Mae Pool #AJ2155 Mo-1	1,486,439	2.71	10/01/2041	1,553,463
Fannie Mae Pool #AJ3160 Mo-1	1,930,870	2.64	10/01/2041	2,015,732
Fannie Mae Pool #AJ3295 Mo-1	2,013,805	2.66	11/01/2041	2,103,178
Fannie Mae Pool #AK4888 Mo-1	2,006,532	2.50	03/01/2042	2,087,275
Fannie Mae Pool #AK5978 Mo-1	812,531	3.50	03/01/2027	865,207
Fannie Mae Pool #AK5980 Mo-1	438,903	3.50	03/01/2027	467,357
Fannie Mae Pool #AK5982 Mo-1	768,768	3.50	03/01/2027	818,607
Fannie Mae Pool #AK5983 Mo-1	2,596,106	3.50	03/01/2027	2,764,411
Fannie Mae Pool #AK8952 Mo-1	2,006,597	2.34	05/01/2042	2,088,908
Fannie Mae Pool #AO4573 Mo-1	2,292,378	2.15	06/01/2042	2,382,010
Fannie Mae Pool #MA0740 Mo-1	2,226,880	3.50	05/01/2021	2,366,038
Fannie Mae Pool #MA0793 Mo-1	4,284,379	3.50	07/01/2021	4,543,413
Fannie Mae Pool #MA0815 Mo-1	3,522,286	3.50	08/01/2021	3,735,243
Fannie Mae Pool #MA0845 Mo-1	5,203,468	3.50	09/01/2021	5,518,070
Fannie Mae Pool #MA0865 Mo-1	1,448,839	3.00	10/01/2021	1,534,321
Fannie Mae Pool #MA0909 Mo-1	2,334,407	3.00	11/01/2021	2,472,137
Fannie Mae Pool #MA0957 Mo-1	1,987,914	3.00	01/01/2022	2,105,201
Fannie Mae Pool #MA1036 Mo-1	2,163,253	2.50	04/01/2022	2,265,596
Fannie Mae Pool #MA1079 Mo-1	4,318,975	2.50	06/01/2022	4,523,306
Fannie Mae Pool #MA1288 Mo-1	2,592,770	2.00	12/01/2022	2,674,105
Fannie Mae Pool #Mo-1	2,342,735	2.50	07/01/2022	2,453,569
Fannie Mae Pool #Mo-1	2,626,305	2.50	02/01/2023	2,750,555
Fannie Mae Pool #Mo-1	2,700,000	2.50	03/01/2023	2,827,737

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae REMICS, Series 2005-100, Class BA Mo-1	364,849	5.50	04/25/2024	367,754
Fannie Mae REMICS, Series 2005-8, Class CA Mo-1	208,713	5.00	10/25/2023	211,084
Fannie Mae REMICS, Series 2006-64, Class PB Mo-1	426,853	5.50	09/25/2033	428,120
Fannie Mae REMICS, Series 2008-80, Class ME Mo-1	215,187	5.00	05/25/2032	220,001
Fannie Mae REMICS, Series 2011-41, Class NB Mo-1	1,220,294	4.00	10/25/2036	1,251,973
Freddie Mac Gold Pool G04774 Mo-1	2,157,274	4.50	01/01/2038	2,311,907
Freddie Mac Gold Pool J19194 Mo-1	4,890,035	3.00	05/01/2027	5,189,451
Freddie Mac Non Gold Pool #1B8747 Mo-1	751,771	2.99	09/01/2041	784,984
Freddie Mac Non Gold Pool #1B8804 Mo-1	1,525,653	2.79	10/01/2041	1,601,829
Freddie Mac Non Gold Pool #1B8908 Mo-1	1,349,038	2.77	11/01/2041	1,401,327
Freddie Mac Non Gold Pool #1N0273 Mo-1	746,795	2.36	08/01/2036	800,848
Freddie Mac Non Gold Pool #2B0244 Mo-1	2,107,041	2.49	02/01/2042	2,194,314
Freddie Mac Non Gold Pool #2B0438 Mo-1	2,275,094	2.41	05/01/2042	2,370,921

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Non Gold Pool #1J1467 Mo-1	1,143,768	2.74	12/01/2036	1,220,483
Freddie Mac Non Gold Pool #1J1516 Mo-1	1,032,332	6.40	02/01/2037	1,112,854
Freddie Mac Reference REMIC, Series R011, Class AB Mo-1	79,447	5.50	12/15/2020	79,845
Freddie Mac REMICS, Series 2684, Class PE Mo-1	1,029,643	5.00	01/15/2033	1,073,033
Freddie Mac REMICS, Series 2764, Class UE Mo-1	564,065	5.00	10/15/2032	591,439
Freddie Mac REMICS, Series 2797, Class PG Mo-1	251,224	5.50	01/15/2033	258,849
Freddie Mac REMICS, Series 2810, Class PD Mo-1	112,914	6.00	06/15/2033	117,863
Freddie Mac REMICS, Series 2864, Class LE Mo-1	146,837	5.00	06/15/2033	150,644
Freddie Mac REMICS, Series 2955, Class OG Mo-1	95,095	5.00	07/15/2033	96,956
Freddie Mac REMICS, Series 2962, Class JQ Mo-1	114,608	5.50	01/15/2034	118,735
Ginnie Mae II Pool #725641 Mo-1	3,718,872	5.24	05/20/2060	4,242,125
Ginnie Mae II Pool #731464 Mo-1	1,756,049	5.47	05/20/2060	2,009,583
Ginnie Mae II Pool #742601 Mo-1	1,442,922	5.31	07/20/2060	1,655,274
Ginnie Mae II Pool #757312 Mo-1	708,355	4.30	12/20/2060	781,809
Ginnie Mae II Pool #82958 Mo-1	2,167,338	2.50	10/20/2041	2,278,371
Ginnie Mae II Pool #82997 Mo-1	1,603,917	2.50	12/20/2041	1,690,897

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Ginnie Mae II Pool #MA0046 Mo-1	2,428,741	2.50	04/20/2042	2,558,630
Ginnie Mae II Pool #Mo-1	3,715,635	5.58	02/20/2060	4,237,463

				140,469,222

Municipal — 3.0%
City of Farmers Branch TX FA15	125,000	4.02	02/15/2016	135,974
City of Fort Worth TX MS1	250,000	5.13	03/01/2021	271,363
City of Honolulu Hawaii MN1	1,125,000	0.78	11/01/2015	1,129,534
City of Madison WI AO1	500,000	1.25	10/01/2014	507,155
City of Madison WI AO1	500,000	3.00	10/01/2015	529,795
City of Norfolk VA JJ1	1,550,000	2.09	01/01/2014	1,551,721
City of Suffolk VA FA1	235,000	3.29	02/01/2014	240,638
County of Kent MI AO1	1,250,000	2.00	04/01/2013	1,250,000
County of La Crosse WII AO1	385,000	2.45	10/01/2015	403,784
County of Travis TX MS1	365,000	2.79	03/01/2016	386,185
County of Williamson TX FA15	1,500,000	0.61	02/15/2015	1,498,890
Kentucky Higher Education Student Loans, Mo-1	2,725,000	0.70	06/01/2026	2,724,292
Marion & Polk County Oregon School District JD15	1,200,000	1.51	06/15/2018	1,208,580
Missouri Higher Education Loan, Series 2010-2, Class A1 FMAN25	2,560,355	1.14	08/27/2029	2,594,715
New Hampshire Higher Education, Series 2012-1, Class A Mo-19	2,281,488	0.70	10/25/2028	2,283,085
New York State Dormitory Authority MS15	1,400,000	1.30	03/15/2014	1,409,002

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Municipal (Continued)
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	3,110,211	1.00	07/25/2039	3,135,652
Port of Seattle WA JD1	1,000,000	3.07	12/01/2015	1,026,150
Rosemount-Apple Valley-Eagan Independent School District No. 196 FA1	200,000	4.25	02/01/2016	219,194
State of Connecticut AO15	550,000	1.03	10/15/2016	553,091
State of Ohio MN1	500,000	1.87	05/01/2015	511,420
State of Oregon FA1	500,000	2.25	08/01/2015	518,095
State of Washington FA1	1,000,000	2.76	08/01/2015	1,050,090
State of Wisconsin MN1	580,000	1.08	05/01/2016	585,759
University of California JJ1	625,000	0.89	07/01/2013	625,694
Virginia College Building Authority FA1	1,300,000	3.88	02/01/2017	1,442,077

				27,791,935

US Treasury — 5.1%
US Treasury Inflation Indexed Bonds AO15	21,221,000	0.13	04/15/2017	23,204,719
US Treasury Note JD31	3,266,000	0.75	12/31/2017	3,270,344
US Treasury Note JJ15	11,650,000	1.00	01/15/2014	11,728,288
US Treasury Note MN31	9,175,000	2.00	11/30/2013	9,287,577
US Treasury Note MS31	800,000	0.63	09/30/2017	798,440

				48,289,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Collective Investment Funds — 2.1%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	19,907,089	—		19,907,089

TOTAL ING				178,708,479	—	(5,395,751)	173,312,728
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				169,395,949	—	(6,237,681)	163,158,268
TOTAL UNITED OF OMAHA LIFE INSURANCE CO.				186,661,228	—	(4,025,960)	182,635,268

TOTAL GALLIARD MANAGED PORTFOLIO				534,765,656	—	(15,659,392)	$519,106,264

JENNISON MANAGED PORTFOLIO — 18.9%
Agency — 0.6%
Financing Corp. Fico	375,000	—	11/30/2017	360,371
Financing Corp. Fico	1,400,000	—	02/08/2018	1,327,870
Financing Corp. Fico	945,000	—	05/11/2018	893,792
Financing Corp. Fico	1,683,000	—	08/03/2018	1,587,853
Financing Corp. Fico	485,000	10.35	08/03/2018	712,077
Financing Corp. Fico	400,000	9.65	11/02/2018	580,602

				5,462,565

Asset Backed — 1.0%
Ally Auto Receivables Trust, Series 12-1, Class A2	399,033	0.71	10/15/2013	399,324
Ally Auto Receivables Trust, Series 2010-5, Class A4	425,000	1.75	05/15/2015	429,654
Ally Auto Receivables Trust, Series 2011-5, Class A2	555,000	0.45	07/15/2014	555,111

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Ally Auto Receivables Trust, Series 2011-5, Class A3	400,000	0.99	01/15/2015	401,604
Ally Master Owner Trust, Series 2011-1, Class A2	275,000	2.15	01/15/2014	278,446
Ally Master Owner Trust, Series 2011-3, Class A2	355,000	1.81	05/15/2014	360,009
Ally Master Owner Trust, Series 2012-1, Class A2	590,000	1.44	03/15/2015	596,531
Ally Master Owner Trust, Series 2012-5, Class A	675,000	1.54	09/15/2017	677,592
Detroit Edison Securitization Funding LLC, Series 2001-1 A6	1,527,000	6.62	03/01/2016	1,639,082
Ford Credit Auto Owner Trust, Series 2012, Class A1	233,231	0.47	02/15/2014	233,376
Ford Credit Floorplan Master Owner Trust, Series 11-1, Class A1	540,000	2.12	02/15/2014	547,630
Ford Credit Floorplan Master Owner Trust, Series 11-B, Class A3	214,739	0.84	03/15/2014	215,171
Ford Credit Floorplan Master Owner Trust, Series 12, Class A1	860,000	0.74	09/15/2014	861,402
NCUA Guaranteed Notes 10-C1 A2	700,000	2.90	01/27/2018	745,997
PSE&G Transition Funding LLC 2001-1 A7	900,000	6.75	06/15/2014	947,214
RSB Bondco LLC 07-A A3	515,000	5.82	04/01/2017	602,802

				9,490,945

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities — 0.1%
Bear Stearns Commercial Mortgage Securities	403,034	5.19	09/11/2013	407,068
Wachovia Bank Commercial Mortgage Trust Series 03-C9, Class A4	465,161	5.01	12/01/2013	472,985
Wachovia Bank Commercial Mortgage Trust, Series 03-C5, Class A2	155,393	3.99	05/15/2013	155,646

				1,035,699

Corporate — 5.3%
AEP Texas Central Transition Funding LLC, Series 06-A, Class A2	75,307	4.98	07/01/2013	76,159
AEP Texas Central Transition Funding LLC, Series 06-A, Class A4	350,000	5.17	01/01/2018	402,213
Allstate Life Global Funding Trusts	1,100,000	5.38	04/30/2013	1,104,422
American Express Credit Corp.	360,000	2.38	03/24/2017	376,441
Amgen, Inc.	1,025,000	3.88	11/15/2021	1,118,757
Amgen, Inc.	95,000	6.38	06/01/2037	117,670
Amgen, Inc.	235,000	5.65	06/15/2042	271,597
Anheuser-Busch InBev Finance Inc.	745,000	2.63	01/17/2023	736,470
AT&T, Inc.	800,000	6.30	01/15/2038	959,632
AT&T, Inc.	135,000	5.55	08/15/2041	148,805
Bank of America Corp.	1,725,000	5.42	03/15/2017	1,911,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Bank of America Corp.	180,000	5.65	05/01/2018	208,226
Bank of America Corp.	875,000	5.49	03/15/2019	979,493
Berkshire Hathaway Finance Corp.	1,750,000	5.40	05/15/2018	2,091,110
Carolina Power & Light Co.	160,000	3.00	09/15/2021	168,442
Caterpillar Financial Services Corp.	700,000	7.05	10/01/2018	898,408
Caterpillar, Inc.	125,000	3.90	05/27/2021	138,714
Citigroup, Inc.	1,650,000	5.50	02/15/2017	1,834,850
Comcast Corp.	1,750,000	6.50	01/15/2017	2,091,653
ConAgra Foods Inc.	330,000	1.90	01/25/2018	333,264
Deutsche Telekom International Finance B.V.	785,000	4.88	07/08/2014	825,380
Devon Energy Corp.	1,015,000	3.25	05/15/2022	1,016,634
Diageo Capital PLC	755,000	5.50	09/30/2016	866,974
DIRECTV Holdings LLC/DIRECTV Financing Co., Inc.	615,000	3.50	03/01/2016	653,087
Dominion Resources, Inc.	180,000	1.95	08/15/2016	185,623
Dow Chemical Company	865,000	3.00	11/15/2022	850,122
Encana Corp.	905,000	3.90	11/15/2021	957,318
General Electric Capital Corp.	1,060,000	4.38	09/16/2020	1,183,744
General Electric Capital Corp.	515,000	5.30	02/11/2021	590,386
General Electric Capital Corp.	350,000	5.88	01/14/2038	408,093
Goldman Sachs Group, Inc.	790,000	5.95	01/18/2018	921,061
Goldman Sachs Group, Inc.	1,430,000	5.25	07/27/2021	1,620,290
HSBC Holdings PLC	780,000	4.00	03/30/2022	839,225
JP Morgan Chase & Co.	1,500,000	6.00	01/15/2018	1,782,525
JPMorgan Chase Bank N.A.	835,000	6.00	10/01/2017	983,588
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Kellogg Co.	150,000	1.75	05/17/2017	152,973
Kraft Foods, Inc.	1,450,000	6.50	08/11/2017	1,750,803
Kroger Co.	740,000	6.40	08/15/2017	883,863
Lockheed Martin Corp.	695,000	3.35	09/15/2021	729,514
MetLife, Inc.	1,500,000	6.75	06/01/2016	1,763,385
Morgan Stanley	480,000	5.95	12/28/2017	555,720
Morgan Stanley	335,000	7.30	05/13/2019	414,556
News America, Inc.	475,000	6.15	03/01/2037	557,322
Northrop Grumman Corp.	660,000	1.85	11/15/2015	673,662
Pacific Gas & Electric Co.	1,525,000	5.63	11/30/2017	1,821,780
PepsiCo Inc.	1,125,000	2.75	03/01/2023	1,126,046
PNC Funding Corp.	590,000	2.70	09/19/2016	621,140
Raytheon Co.	735,000	6.40	12/15/2018	914,877
Southwestern Electric Power Co.	800,000	5.88	03/01/2018	940,008
Spectra Energy Capital LLC	550,000	8.00	10/01/2019	725,461
Stryker Corp.	605,000	1.30	04/01/2018	602,526
Suncor Energy, Inc.	1,525,000	6.10	06/01/2018	1,844,671
Thermo Fisher Scientific, Inc.	415,000	3.20	05/01/2015	433,675
Thermo Fisher Scientific, Inc.	250,000	3.20	03/01/2016	264,970
Time Warner Cable, Inc.	725,000	8.25	02/14/2014	771,226
Time Warner Cable, Inc.	370,000	7.30	07/01/2038	460,265
Time Warner Cable, Inc.	265,000	5.50	09/01/2041	272,330
Total Capital Canada Ltd	280,000	1.45	01/15/2018	282,526
Travelers Cos., Inc.	775,000	5.75	12/15/2017	934,681
Verizon Communications, Inc.	310,000	3.85	11/01/2042	268,116
Vodafone Group PLC	700,000	2.95	02/19/2023	697,669

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Waste Management, Inc.	195,000	2.60	09/01/2016	204,403

				50,320,137

US Treasury — 11.7%
US Treasury Bond(a)	3,985,000	3.13	11/15/2041	4,008,113
US Treasury Bond	7,440,000	3.13	02/15/2042	7,476,307
US Treasury Bond	985,000	3.00	05/15/2042	964,187
US Treasury Bond	4,360,000	2.75	08/15/2042	4,043,769
US Treasury Bond	1,080,000	2.75	11/15/2042	1,000,674
US Treasury Note	67,220,000	0.25	10/31/2013	67,264,365
US Treasury Note	7,420,000	0.88	01/31/2018	7,468,082
US Treasury Note	9,000,000	1.63	11/15/2022	8,840,880
US Treasury Note	8,295,000	2.00	02/15/2023	8,399,683
US Treasury Note AO31	590,000	2.75	10/31/2013	598,921

				110,064,981

Collective Investment Funds — 0.2%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	1,898,000	—		1,897,678

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				178,272,005	—	(6,421,087)	171,850,918

TOTAL JENNISON MANAGED PORTFOLIO				178,272,005	—	(6,421,087)	$171,850,918

PIMCO MANAGED PORTFOLIO — 18.6%
Corporate — 2.5%
Barclays Bank PLC	2,000,000	6.75	05/22/2019	2,490,986

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Citigroup, Inc. GLBL SR NT	2,000,000	8.50	05/22/2019	2,667,850
Ford Motor Credit Co. LLC	1,600,000	1.38	08/28/2014	1,600,101
Goldman Sachs Group, Inc. GLBL SR NT	2,000,000	7.50	02/15/2019	2,505,206
Hewlett-Packard Co.	1,500,000	0.57	05/24/2013	1,499,969
HSBC Bank USA	800,000	2.38	02/13/2015	823,512
JP Morgan Chase & Co.	3,000,000	3.45	03/01/2016	3,191,718
Merrill Lynch & Co., Inc.	2,700,000	6.88	04/25/2018	3,262,523
Morgan Stanley	2,650,000	7.30	05/13/2019	3,283,496
Shell International Finance B.V.	100,000	1.13	08/21/2017	100,492
Vesey Street Investment Trust I	700,000	4.40	09/01/2016	761,515
Wachovia Corp.	1,500,000	5.50	05/01/2013	1,506,365

				23,693,733

Mortgage Pass — Through — 5.8%
Fannie Mae Pool #AA4746	88,907	3.50	11/01/2025	94,309
Fannie Mae Pool #AA4777	1,214,157	3.50	12/01/2025	1,316,774
Fannie Mae Pool #AB1609	97,732	4.00	10/01/2025	104,629
Fannie Mae Pool #AD8171	48,846	3.50	08/01/2025	51,815
Fannie Mae Pool #AE3507	741,322	3.50	02/01/2026	786,369
Fannie Mae Pool #AH0562	517,713	3.50	01/01/2026	557,586
Fannie Mae Pool #AH0634	23,347	3.50	01/01/2026	25,087
Fannie Mae Pool #AH1708	59,910	3.50	03/01/2026	63,569
Fannie Mae Pool #AH3613	406,081	3.50	01/01/2026	430,884
Fannie Mae Pool #AH4828	178,029	4.00	02/01/2026	190,648
Fannie Mae Pool #AH5210	567,299	4.00	05/01/2026	607,512

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #AH7635	703,424	4.00	08/01/2026	753,286
Fannie Mae Pool #AH9908	185,086	4.00	04/01/2026	198,205
Fannie Mae Pool #AI9734	82,992	3.50	08/01/2026	88,061
Fannie Mae Pool #MA0849	57,770	4.00	09/01/2026	61,865
Fannie Mae Pool TBA 30YR	1,000,000	2.50	04/11/2043	991,406
Fannie Mae Pool TBA 30YR	1,000,000	3.00	04/11/2043	1,031,719
Fannie Mae Pool TBA 30YR	1,000,000	5.00	04/11/2043	1,083,438
Fannie Mae Pool TBA 30YR	6,000,000	4.00	05/13/2043	6,390,938
Fannie Mae REMICS, Series 2011-87, Class FJ	2,801,572	0.75	09/25/2041	2,826,655
Freddie Mac Gold Pool #A9-4882	6,242,285	4.00	11/01/2040	6,791,151
Freddie Mac Gold Pool #A9-6689	4,939,036	4.00	01/01/2041	5,373,311
Freddie Mac Gold Pool #A9-6946	3,601,688	4.00	02/01/2041	3,918,374
Freddie Mac Gold Pool 15YR E0-2696	138,146	4.00	05/01/2025	146,865
Freddie Mac Gold Pool 15YR E0-2697	485,085	4.00	06/01/2025	515,701
Freddie Mac Gold Pool 15YR E0-2703	333,312	4.00	07/01/2025	354,349
Freddie Mac Gold Pool 15YR E0-2860	123,331	4.00	03/01/2026	131,270
Freddie Mac Gold Pool 15YR G1-3854	577,908	4.00	07/01/2025	614,383
Freddie Mac Gold Pool 15YR G1-8348	23,671	4.00	05/01/2025	25,166

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Gold Pool 15YR G1-8358	111,003	4.00	07/01/2025	118,009
Freddie Mac Gold Pool 15YR G1-8379	90,692	4.00	02/01/2026	96,530
Freddie Mac Gold Pool 15YR G1-8391	430,373	4.00	06/01/2026	458,074
Freddie Mac Gold Pool 15YR J1-1909	378,325	4.00	03/01/2025	402,203
Freddie Mac Gold Pool 15YR J1-2045	15,133	4.00	05/01/2025	16,088
Freddie Mac Gold Pool 15YR J1-2397	163,939	4.00	06/01/2025	174,287
Freddie Mac Gold Pool 15YR J1-2567	257,639	4.00	07/01/2025	273,900
Freddie Mac Gold Pool 15YR J1-3008	2,356,188	4.00	10/01/2025	2,504,900
Freddie Mac Gold Pool 15YR J1-3047	1,070,176	4.00	09/01/2025	1,137,721
Freddie Mac Gold Pool 15YR J1-3139	37,884	4.00	10/01/2025	40,275
Freddie Mac Gold Pool 15YR J1-3245	259,476	4.00	10/01/2025	275,853
Freddie Mac Gold Pool 15YR J1-3928	229,538	4.00	12/01/2025	244,025
Freddie Mac Gold Pool 15YR J1-4450	2,299,018	4.00	02/01/2026	2,446,995

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Gold Pool 15YR J1-5186	210,920	4.00	04/01/2026	224,496
Freddie Mac Gold Pool 15YR J1-5232	480,350	4.00	05/01/2026	511,268
Freddie Mac Gold Pool 15YR J1-5513	133,603	4.00	05/01/2026	142,035
Freddie Mac Gold Pool 15YR J1-5643	312,241	4.00	06/01/2026	332,338
Freddie Mac Gold Pool 15YR J1-6147	166,586	4.00	07/01/2026	177,308
Ginnie Mae Pool TBA 30YR	6,000,000	3.00	05/21/2043	6,256,875
Ginnie Mae Pool TBA 30YR	3,000,000	3.50	05/21/2043	3,217,969

				54,576,474

Municipal — 0.8%
City of Honolulu Hawaii	2,600,000	5.00	11/01/2024	3,205,358
Massachusetts State	2,500,000	0.54	01/01/2018	2,504,125
New York ST WY Authority HWY & Bridges	700,000	5.00	03/15/2026	824,957
New York ST WY Authority HWY & Bridges	900,000	5.00	03/15/2027	1,052,487
Omaha Public Power District	400,000	5.00	02/01/2026	478,764

				8,065,691

US Treasury — 10.3%
US Treasury Bond	600,000	6.25	08/15/2023	849,281

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Bond	203,804	0.75	02/15/2042	213,341
US Treasury Bond	1,200,000	2.75	11/15/2042	1,112,437
US Treasury Inflation Indexed Bonds	4,495,172	0.63	07/15/2021	5,145,569
US Treasury Inflation Indexed Bonds	2,848,524	0.13	01/15/2022	3,101,997
US Treasury Inflation Indexed Bonds	3,204,096	0.13	07/15/2022	3,494,717
US Treasury Note	3,100,000	0.50	10/15/2013	3,106,904
US Treasury Note	8,200,000	0.25	10/31/2013	8,206,732
US Treasury Note	6,000,000	0.50	11/15/2013	6,014,532
US Treasury Note	2,300,000	1.25	04/15/2014	2,325,875
US Treasury Note	2,800,000	1.00	05/15/2014	2,825,922
US Treasury Note	16,600,000	0.25	02/15/2015	16,601,942
US Treasury Note	2,200,000	0.25	09/15/2015	2,197,250
US Treasury Note	2,500,000	0.25	10/15/2015	2,496,290
US Treasury Note	5,000,000	2.13	12/31/2015	5,244,925
US Treasury Note	2,000,000	1.88	08/31/2017	2,107,812
US Treasury Note	1,000,000	2.75	02/28/2018	1,097,344
US Treasury Note	1,000,000	2.38	05/31/2018	1,079,844
US Treasury Note	4,000,000	2.25	07/31/2018	4,295,000
US Treasury Note	10,500,000	2.13	08/15/2021	10,974,138
US Treasury Note	2,800,000	2.00	11/15/2021	2,887,937
US Treasury Note	200,000	1.75	05/15/2022	200,609
US Treasury Note	3,700,000	1.63	08/15/2022	3,652,884
US Treasury Note	399,024	0.13	01/15/2023	430,915
US Treasury Note JJ15	7,000,000	1.00	01/15/2014	7,048,125

				96,712,322

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Collective Investment Funds — 0.1%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	630,860	—		630,860

SECURITY SOLD, NOT YET PURCHASED — (-0.9%)
Freddie Mac Pool TBA 30YR	(8,000,000)	4.00	04/11/2043	(8,505,000)

TOTAL ING				175,174,080	—	(14,456,687)	160,717,393

TOTAL PIMCO MANAGED PORTFOLIO				175,174,080	—	(14,456,687)	$160,717,393

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				888,211,741	—	(36,537,166)	$851,674,575

SHORT-TERM INVESTMENTS — 9.6%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	90,300,059			90,300,059

(Cost $90,300,059)

TOTAL INVESTMENTS — 104.0%				978,511,800
Liabilities Less Other Assets — (4.0)%				(37,958,335)

NET ASSETS — (100.0%)				$940,553,465

(a)	All or a portion of security has been pledged as collateral to cover margin requirements for open futures contracts.

The Synthetic Guaranteed Investment Contracts is being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

As of March 31, 2013, the Stable Asset Return Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long (Short)
5 Year U.S. Treasury Note Futures	(138)	$17,119,287	June 2013	$(64,688)
10 Year U.S. Treasury Note Futures	(31)	4,091,457	June 2013	4,064
2 Year U.S. Treasury Note Futures	(44)	9,699,855	June 2013	—
U.S. Treasury Bond Futures	(34)	4,911,874	June 2013	(97,484)

				$(158,108)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $403,657,666 and $385,922,823, respectively)	$416,352,249	(a)	$400,093,026	(b)
Investments in collective investment funds, at value (cost $9,418,696 and $1,135,000, respectively)	9,280,486		1,116,098
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $1,224,279 and $165,131, respectively)	1,224,279		165,131
Foreign currency, at value (cost $193,361 and $256,446, respectively)	193,605		254,848
Cash	14,266		55,008
Deposit with broker for open swap contracts	725,611		—
Deposit with broker for investments sold on TBA commitment transactions	—		1,932,028
Receivable for investments sold on TBA commitment transactions	11,389,453		5,365,781
Receivable for investments sold	24,633,995		67,135,313
Receivable for fund units sold	918,515		84,173
Interest and dividends receivable	2,262,089		2,038,458
Receivable for futures variation margin	—		7,047
Unrealized appreciation of forward currency exchange contracts	210,406		133,338
Swap premiums paid	23,909		97,716
Unrealized appreciation on swap agreements	968,288		1,868,351
Other assets	11,025		11,183

Total assets	468,208,176		480,357,499

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $11,415,322 and $1,061,094, respectively)	11,464,918		1,060,781
Payable for cash collateral received on securities loaned	9,418,696		1,135,000
Payable for investments purchased on TBA commitment transactions	47,138,094		49,364,531
Payable for investments purchased	20,929,470		41,876,055
Swap premiums received	59,942		51,735
Unrealized depreciation on swap agreements	159,528		105,249
Due to broker for open swap contracts	1,105,890		2,031,635
Due to broker for investments purchased on TBA commitment transactions	121,250		866,250
Payable for futures variation margin	—		313
Unrealized depreciation of forward currency exchange contracts	821,750		1,137,084
Investment advisory fee payable	79,759		81,448
ING — program fee payable	154,435		164,860
Trustee, management and administration fees payable	27,154		28,263
ABA Retirement Funds — program fee payable	21,996		23,578
Other accruals	127,012		130,244

Total liabilities	91,629,894		98,057,026

Net Assets (equivalent to $29.12 and $29.11 per unit based on 12,932,220 and 13,131,917 units outstanding, respectively)	$376,578,282		$382,300,473

(a)	Includes securities on loan with a value of $9,226,259 (See Note 5).
(b)	Includes securities on loan with a value of $1,111,546.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Dividends	$28,125	$28,125
Interest	1,610,771	3,042,277
Interest — affiliated issuers	419	360
Securities lending income, net	753	9,157

Total investment income	1,640,068	3,079,919

Expenses
ING — program fee	480,515	472,266
Trustee, management and administration fees	81,941	83,989
Investment advisory fee	232,642	235,039
ABA Retirement Funds — program fee	66,415	67,538
Legal and audit fees	33,522	26,102
Compliance consultant fees	12,137	15,537
Reports to unitholders	1,734	1,864
Registration fees	13,640	18,147
Other fees	4,111	4,679

Total expenses	926,657	925,161

Less: Expense reimbursement	(11,301)	(15,000)

Net expenses	915,356	910,161

Net investment income (loss)	724,712	2,169,758

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	919,056	2,676,380
Foreign currency transactions	5,535	(818,209)
Futures contracts	46,010	2,058,343
Swap contracts	659,821	354,753

Net realized gain (loss)	1,630,422	4,271,267

Change in net unrealized appreciation (depreciation) on:
Investments	(1,643,465)	(34,996)
Foreign currency transactions	390,700	469,874
Futures contracts	(64,040)	(1,833,581)
Swap contracts	(962,911)	339,141

Change in net unrealized appreciation (depreciation)	(2,279,716)	(1,059,562)

Net realized and unrealized gain (loss)	(649,294)	3,211,705

Net increase (decrease) in net assets resulting from operations	$75,418	$5,381,463

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$724,712
Net realized gain (loss)	1,630,422
Change in net unrealized appreciation (depreciation)	(2,279,716)

Net increase (decrease) in net assets resulting from operations	75,418

From unitholder transactions
Proceeds from units issued	13,199,999
Cost of units redeemed	(18,997,608)

Net increase (decrease) in net assets from unitholder transactions	(5,797,609)

Net increase (decrease) in net assets	(5,722,191)
Net Assets
Beginning of period	382,300,473

End of period	$376,578,282

Number of units
Outstanding-beginning of period	13,131,917
Issued	454,798
Redeemed	(654,495)

Outstanding-end of period	12,932,220

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$0.13	$0.22
Expenses†,††	(0.07)	(0.07)

Net investment income (loss)	0.06	0.15
Net realized and unrealized gain (loss)	(0.05)	0.24

Net increase (decrease) in unit value	0.01	0.39
Net asset value at beginning of period	29.11	27.22

Net asset value at end of period	$29.12	$27.61

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.99%	0.97%
Ratio of net investment income (loss) to average net assets*	0.78%	2.31%
Portfolio turnover**,†††	67%	113%
Total return**	0.03%	1.43%
Net assets at end of period (in thousands)	$376,578	$376,477

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES — 1.2%
Collateralized Mortgage Obligations (CMO) — 1.2%
Bear Stearns Adjustable Rate Mortgage Trust 2.73% 2/25/2033(a)	$20,322	$20,512
Bear Stearns Alt-A Trust 2.77% 5/25/2035(a)	654,300	636,348
Credit Suisse First Boston Mortgage Securities Corp. 2.12% 5/25/2032(a)	4,158	4,026
FHLMC Structured Pass Through Securities 1.58% 7/25/2044(a)	1,724,546	1,762,366
Merrill Lynch Mortgage Investors, Inc. 0.41% 2/25/2036(a)	528,363	469,171
Morgan Stanley Mortgage Loan Trust 2.44% 6/25/2036(a)	452,677	422,112
Residential Funding Mortgage Securities I 6.50% 3/25/2032	33,057	34,708
Salomon Brothers Mortgage Securities VII, Inc. 0.70% 5/25/2032(a)(b)	36,574	32,805
Structured Asset Investment Loan Trust 0.91% 3/25/2034(a)	850,788	783,438
WaMu Mortgage Pass Through Certificates 0.49% 7/25/2045(a)	372,000	346,713
Washington Mutual MSC Mortgage Pass-Through Certificates 2.23% 2/25/2033(a)	3,463	3,392

		4,515,591

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,501,961)		4,515,591

U.S. GOVERNMENT & AGENCY OBLIGATIONS — 76.9%
AGENCY MORTGAGE BACKED SECURITIES — 21.2%
Federal Home Loan Mortgage Corp. (FHLMC) — 2.0%
FHLMC
4.00% 9/1/2040 - 12/1/2040	4,686,454	4,981,359
4.50% 1/1/2029 - 8/1/2041	1,789,136	1,918,003
7.00% 9/1/2037	193,836	217,791
7.50% 7/1/2021 - 9/1/2032	236,556	277,858
8.00% 11/1/2029 - 6/1/2031	80,770	91,811
8.50% 3/1/2030 - 10/1/2030	24,438	29,037
9.50% 4/15/2020	3,403	3,677
10.00% 9/1/2017 - 11/1/2020	10,915	12,382
10.50% 12/1/2020 - 2/1/2021	1,877	2,170
11.00% 9/1/2020	592	642

		7,534,730

Federal National Mortgage Association (FNMA) — 9.3%
FNMA
1.60% 4/1/2032(a)	26,657	27,698
2.50% 11/1/2027	14,637,176	15,201,527
3.50% 9/1/2018 - 5/1/2026	8,849,788	9,396,537
4.00% 11/1/2040	292,422	321,901
4.50% 8/1/2040 - 11/1/2040	36,918	40,694
5.00% 1/1/2021	132,485	143,056
7.00% 8/1/2030 - 6/1/2032	436,883	511,276
7.50% 3/1/2030 - 2/1/2032	125,913	146,029
8.00% 5/1/2029 - 4/1/2032	308,688	370,960
8.50% 9/25/2020 - 1/1/2031	429,951	513,815

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
9.50% 4/1/2030	$41,333	$49,686
10.00% 5/1/2022 - 11/1/2024	26,141	29,780
10.50% 10/1/2018	3,662	4,145
11.00% 9/1/2019	3,971	4,369
11.50% 11/1/2019	559	592
Pool TBA
2.50% 4/1/2043(c)	4,000,000	3,965,000
4.50% 12/31/2049(c)	1,000,000	1,077,344
5.00% 5/20/2015(c)	3,000,000	3,249,843

		35,054,252

Government National Mortgage Association (GNMA) — 9.9%
GNMA
1.63% 10/20/2027 - 12/20/2027(a)	23,195	24,297
1.75% 4/20/2025 - 9/20/2027(a)	13,317	13,993
2.00% 4/20/2025 - 10/20/2025(a)	58,460	60,983
2.50% 2/20/2025 - 7/20/2025(a)	53,995	56,436
3.00% 5/20/2025(a)	5,221	5,497
9.00% 12/15/2017	11,881	13,072
9.50% 12/15/2017 - 12/15/2021	34,563	37,425
10.00% 5/15/2019 - 2/15/2025	133,105	149,819
10.50% 9/15/2017 - 5/15/2019	21,323	22,494
11.00% 9/15/2015 - 2/15/2025	13,386	14,284
Pool TBA
2.50% 3/1/2043(c)	1,000,000	993,750
3.00% 12/31/2040(c)	21,000,000	21,951,573
3.50% 12/31/2064(c)	13,000,000	13,940,472

		37,284,095

U.S. GOVERNMENT OBLIGATIONS — 55.7%
U.S. Treasury Bonds — 7.1%
United States Treasury Bonds
2.75% 11/15/2042	2,800,000	2,595,250
3.00% 5/15/2042	1,000,000	979,062
3.13% 2/15/2042	2,100,000	2,110,500
3.88% 8/15/2040	2,500,000	2,891,797
4.38% 2/15/2038	500,000	625,078
7.50% 11/15/2024(d)	200,000	313,625
8.13% 5/15/2021	2,300,000	3,486,657
8.75% 8/15/2020	9,100,000	13,917,313

		26,919,282

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Inflation Protected Securities — 6.5%
United States Treasury Inflation Protected Securities
0.13% 1/15/2022 - 1/15/2023		$9,500,000	$10,448,744
0.75% 2/15/2042		400,000	425,288
1.13% 1/15/2021		8,200,000	10,172,615
2.13% 2/15/2040 - 2/15/2041		2,200,000	3,277,384

			24,324,031

U.S. Treasury Notes — 42.1%
United States Treasury Notes
0.25% 11/30/2013 - 2/15/2015		55,300,000	55,320,893
0.75% 2/28/2018		1,700,000	1,699,602
1.25% 3/15/2014 - 2/29/2020(d)		26,800,000	27,003,737
1.38% 2/28/2019		1,000,000	1,022,578
1.63% 8/15/2022		7,100,000	7,008,474
1.75% 3/31/2014 - 5/15/2022		7,800,000	7,869,810
1.88% 2/28/2014 - 9/30/2017(d)		9,000,000	9,395,466
2.00% 11/15/2021 - 2/15/2022		30,800,000	31,755,774
2.13% 8/15/2021		3,500,000	3,657,500
2.63% 8/15/2020		9,600,000	10,485,753
3.13% 5/15/2021		2,900,000	3,265,446

			158,485,033

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $282,996,419)			289,601,423

FOREIGN GOVERNMENT OBLIGATIONS — 3.8%
AUSTRALIA — 0.1%
Australia Government Bond
4.75%, 6/15/2016	AUD	500,000	550,506
GERMANY — 3.7%
Bundesschatzanweisungen
0.75%, 9/13/2013	EUR	5,200,000	6,688,316
1.75%, 6/14/2013	EUR	5,500,000	7,074,851

			13,763,167

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $14,205,082)			14,313,673

MUNICIPALS — 6.3%
California — 1.9%
Bay Area Toll Authority Bridge San Francisco Variable Revenue Bonds, Series D1
0.99%, Mandatory Put 8/1/2017(a)		2,000,000	2,008,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
California (Continued)
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040	$1,700,000	$2,481,966
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.55%, 4/1/2039	900,000	1,300,320
7.50%, 4/1/2034	400,000	559,916
Irvine Ranch Water District Joint Powers Agency Taxable Revenue Refunding Bonds, Issue 1
2.39%, 3/15/2014	500,000	501,085
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049	300,000	429,228

		7,281,475

Illinois — 1.1%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A
6.90%, 12/1/2040	1,600,000	1,976,256
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040	1,600,000	1,976,256

		3,952,512

Indiana — 0.1%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024	500,000	555,865

Massachusetts — 0.8%
Massachusetts State Consolidated Loan G.O. Limited Bonds, Series D
0.54%, 1/1/2018(a)	2,900,000	2,901,566

New York — 0.2%
Port Authority of New York & New Jersey Consolidated 174th Revenue Bonds
4.46%, 10/1/2062	600,000	599,400

North Carolina — 1.0%
North Carolina State Infrastructure Finance Corp. Capital Improvement COPS, Series A (AGM Insured)
5.00%, 5/1/2025	3,300,000	3,822,126

Texas — 1.2%
Lower Colorado River Authority Transmission Contract Services Revenue Refunding Bonds, Series A
5.00%, 5/15/2025	4,000,000	4,659,520

TOTAL MUNICIPALS (cost $20,513,305)		23,772,464

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Principal Amount	Value
BANK LOANS — 1.1%
Financial — 0.1%
Delos Aircraft, Inc. 0.12%, 4/12/16(a)(e)	$500,000	$502,500

Technology — 0.3%
Dell, Inc. (Second Lien) 0.75% 11/6/13(c)(e)	400,000	398,000
Dell, Inc. 0.75% 11/6/13(c)(e)	700,000	696,500

		1,094,500

Utilities — 0.7%
Texas Competitive Electric Holdings Co. LLC 0.73% 10/10/14(a)(e)	3,450,157	2,534,427

TOTAL BANK LOANS (cost $5,003,340)		4,131,427

CORPORATE BONDS — 20.8%
COMMUNICATIONS — 1.0%
Media — 1.0%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,613,750

CONSUMER, CYCLICAL — 0.0%
Retail — 0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	50,030	58,391

ENERGY — 1.1%
Coal — 0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	214,000

Oil & Gas — 1.0%
EOG Resources, Inc. 1.05%, 2/3/2014(a)	3,900,000	3,925,381

		4,139,381

FINANCIAL — 18.7%
Banks — 10.8%
Ally Financial, Inc. 3.68%, 6/20/2014(a)	800,000	818,496
Banco do Brasil S.A. 1.95%, 6/28/2013(e)	3,800,000	3,796,329
Barclays Bank PLC 6.05%, 12/4/2017(b)	3,000,000	3,343,845
Citigroup, Inc.
1.08%, 4/1/2016(a)	2,000,000	2,001,164
2.29%, 8/13/2013(a)	2,500,000	2,516,445
6.13%, 11/21/2017	900,000	1,064,134
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,360,786
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	508,630
Goldman Sachs Group, Inc.
0.73%, 3/22/2016(a)	1,600,000	1,581,787
6.25%, 9/1/2017	3,515,000	4,128,846
6.75%, 10/1/2037	200,000	224,118
JPMorgan Chase & Co.
4.25%, 10/15/2020	1,400,000	1,536,105
6.30%, 4/23/2019	1,400,000	1,709,975
Lloyds TSB Bank PLC

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
5.80%, 1/13/2020(b)	$500,000	$588,645
12.00%, 12/16/2024(a)(b)	2,500,000	3,321,638
Morgan Stanley
0.58%, 1/9/2014(a)	400,000	399,081
0.78%, 10/15/2015(a)	700,000	688,386
1.28%, 4/29/2013(a)	1,800,000	1,800,965
5.55%, 4/27/2017	4,400,000	4,974,900
6.00%, 4/28/2015	1,400,000	1,524,999
Wells Fargo & Co. 7.98%, 3/15/2018(a)	600,000	692,250

		40,581,524

Diversified Financial Services — 6.3%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	969,988
6.40%, 10/2/2017	400,000	477,523
7.25%, 2/1/2018	900,000	1,118,491
Ford Motor Credit Co. LLC
1.38%, 8/28/2014(a)	1,800,000	1,799,489
7.00%, 10/1/2013	3,600,000	3,707,017
General Electric Capital Corp. 1.00%, 12/11/2015	5,800,000	5,836,041
Lehman Brothers Holdings, Inc. 5.63%, 1/24/2013(f)	5,300,000	1,417,750
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,723,255
6.40%, 8/28/2017	4,100,000	4,812,137

		23,861,691

Insurance — 1.6%
American International Group, Inc. 8.25%, 8/15/2018	4,500,000	5,829,809

		70,273,024

TOTAL CORPORATE BONDS (cost $74,937,559)		78,084,546

CONVERTIBLE PREFERRED STOCK — 0.5%
FINANCIAL — 0.5%
Banks — 0.5%
Wells Fargo & Co. 7.50%, 12/31/2049(d)	1,500	1,933,125

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,933,125

SHORT-TERM INVESTMENTS — 0.3%
Affiliated Funds — 0.3%
Northern Trust Global Investments — Collective Short-Term Investment Fund(g)	1,224,279	1,224,279

TOTAL SHORT-TERM INVESTMENTS (cost $1,224,279)		1,224,279

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 2.5%
Cash Collateral Pool — 2.5%
ABA Members Collateral Fund(h)	$9,418,696	$9,280,486

TOTAL INVESTMENT FUNDS (cost $9,418,696)		9,280,486

TOTAL INVESTMENTS— 113.4% (cost $414,300,641)		426,857,014
Liabilities Less Other Assets — (13.4)%		(50,278,732)

NET ASSETS — 100.0%		$376,578,282

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	All or a portion is When Issued Security.
(d)	All or a portion of security is on loan.
(e)	Interest rates represent the annualized yield.
(f)	Issuer has defaulted on terms of debt obligation.
(g)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

As of March 31, 2013, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Short
French Government Bond OAT Futures	(11)	$1,917,931	June 2013	$(29,239)
5 Year U.S. Treasury Note Futures	(20)	2,481,094	June 2013	(13,593)
10 Year U.S. Treasury Note Futures	(41)	5,411,359	June 2013	(17,297)
10 Year Interest Rate Swap Futures	(32)	3,172,500	June 2013	6,000

				$(54,129)

As of March 31, 2013, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	UBS Securities	Brazilian Real	137,760	$66,225	04/02/13	$1,548
Purchase	Chase Manhattan Bank	Brazilian Real	441,492	221,000	04/02/13	(2,521)
Purchase	UBS Securities	Brazilian Real	701,228	351,000	04/02/13	(3,986)
Purchase	UBS Securities	Brazilian Real	213,497	107,000	04/02/13	(1,347)
Purchase	Chase Manhattan Bank	Euro	813,000	1,104,038	06/14/13	(61,325)
Purchase	Chase Manhattan Bank	Euro	900,000	1,180,026	09/13/13	(24,806)
Purchase	Chase Manhattan Bank	Euro	5,724,000	7,449,786	10/11/13	(100,527)
Purchase	Chase Manhattan Bank	Mexican Peso	45,147	3,454	04/03/13	200
Sale	UBS Securities	Australian Dollar	684,000	700,517	05/02/13	(9,925)
Sale	Chase Manhattan Bank	Australian Dollar	115,000	118,120	05/02/13	(1,326)
Sale	UBS Securities	Brazilian Real	1,464,534	740,000	04/02/13	15,252
Sale	Chase Manhattan Bank	Euro	4,400,000	5,687,891	06/14/13	44,671
Sale	UBS Securities	Euro	2,000,000	2,685,030	06/14/13	119,930
Sale	Chase Manhattan Bank	Euro	136,000	176,380	06/17/13	1,949
Sale	UBS Securities	Euro	24,000	31,097	06/17/13	315
Sale	UBS Securities	Euro	15,000	19,436	06/17/13	197
Sale	Chase Manhattan Bank	Euro	100,000	124,160	09/13/13	(4,198)
Sale	Chase Manhattan Bank	Euro	4,000,000	4,929,000	09/13/13	(205,313)
Sale	UBS Securities	Euro	2,000,000	2,593,500	09/13/13	26,344
Sale	Chase Manhattan Bank	Euro	5,724,000	6,942,783	10/11/13	(406,476)

						$(611,344)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2013

Unaudited

At March 31, 2013, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty(a)	Termination Date	Floating Rate		Fixed Rate	Market Value	Premiums Paid/ (Received)	Unrealized Appreciation/ (Depreciation)
5,400,000 AUD	Citigroup	03/15/2018	CDI-AUD	(b)	3.50%	$(6,608)	$(3,436)	$(3,172)
4,000,000 AUD	Citibank NA	12/11/2018	CDI-AUD	(b)	3.75%	4,534	(8,999)	13,533
700,000 AUD	Citibank NA	03/15/2023	CDI-AUD	(b)	3.75%	(20,714)	(4,279)	(16,435)
700,000 AUD	Citibank NA	03/15/2023	CDI-AUD	(b)	3.75%	(20,719)	(4,081)	(16,638)
300,000 AUD	Citibank NA	03/15/2023	CDI-AUD	(b)	3.75%	(8,879)	(1,773)	(7,106)
600,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD	(b)	3.75%	(17,730)	(4,707)	(13,023)
400,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD	(b)	3.75%	(11,839)	(2,373)	(9,466)
300,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD	(b)	3.75%	(8,876)	(1,909)	(6,967)
700,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD	(b)	3.75%	(20,718)	(4,138)	(16,580)
300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD	(b)	3.75%	(8,873)	(2,033)	(6,840)
300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD	(b)	3.75%	(8,879)	(1,773)	(7,106)
1,300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD	(b)	4.00%	(153)	(685)	532
1,200,000 AUD	Citibank NA	12/11/2023	CDI-AUD	(b)	4.25%	7,317	8,256	(939)
1,031,958 BRL	Bank of America	01/02/2015	CDI-BRL	(c)	7.59%	(5,299)	(2,284)	(3,015)
9,873,575 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL	(c)	7.80%	(30,562)	(3,317)	(27,245)
4,311,658 BRL	Barclays Bank PLC	01/02/2015	CDI-BRL	(c)	7.92%	(11,963)	402	(12,365)
405,066 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL	(c)	8.63%	2,456	3,279	(823)
15,045,258 BRL	Bank of America	01/02/2015	CDI-BRL	(c)	9.89%	364,904	—	364,904
22,943,367 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL	(c)	9.93%	569,211	7,355	561,856
231,060 BRL	UBS AG	01/02/2015	CDI-BRL	(c)	9.93%	5,716	160	5,556
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR	(d)	2.00%	12,821	(926)	13,747
200,000 EUR	Credit Suisse Securities	03/21/2017	CDI-EUR	(d)	2.00%	12,617	4,457	8,160
1.000,000 EUR	Goldman Sachs	09/18/2023	CDI-EUR	(d)	2.00%	(25,037)	(13,229)	(11,808)

						$772,727	$(36,033)	$808,760

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI — AUD is the interbank lending rate of Australia as published by the Central Bank of Australia.
(c)	CDI — BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	CDI — EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $535,201,123 and $538,833,288, respectively)	$726,324,777	(a)	$680,606,705	(b)
Investments in collective investment funds, at value (cost $34,538,178 and $28,867,932, respectively)	36,541,926		28,845,789
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $17,078,764 and $17,967,005, respectively)	17,078,764		17,967,005
Cash	33,074		—
Receivable for investments sold	2,903,918		11,835,910
Receivable for fund units sold	443		3,468
Interest and dividends receivable	1,022,501		756,149
Tax reclaims receivable	93,928		78,983
Other assets	22,573		23,263

Total assets	784,021,904		740,117,272

Liabilities
Payable for cash collateral received on securities loaned	3,673,560		10,442,011
Payable for investments purchased	380,600		1,694,206
Payable for fund units redeemed	9,961		1,253,532
Investment advisory fee payable	169,199		178,317
ING — program fee payable	329,897		305,225
Trustee, management and administration fees payable	58,062		54,881
ABA Retirement Funds — program fee payable	47,005		43,611
Other accruals	250,535		262,170

Total liabilities	4,918,819		14,233,953

Net Assets (equivalent to $17.84 and $16.28 per unit based on 43,668,614 and 44,593,610 units outstanding, respectively)	$779,103,085		$725,883,319

(a)	Includes securities on loan with a value of $3,555,455 (See Note 5).
(b)	Includes securities on loan with a value of $10,183,689.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Dividends (net of foreign tax expense of $767 and $280, respectively)	$3,268,170	$3,185,021
Interest — affiliated issuers	10,566	10,347
Securities lending income, net	51,613	5,678

Total investment income	3,330,349	3,201,046

Expenses
ING — program fee	968,811	949,554
Trustee, management and administration fees	165,208	166,163
Investment advisory fee	520,402	543,499
ABA Retirement Funds — program fee	133,906	135,795
Legal and audit fees	67,328	52,576
Compliance consultant fees	24,377	31,295
Reports to unitholders	3,483	3,756
Registration fees	27,395	36,553
Other fees	7,429	7,512

Total expenses	1,918,339	1,926,703

Less: Expense reimbursement	(22,115)	(30,032)

Net expenses	1,896,224	1,896,671

Net investment income (loss)	1,434,125	1,304,375

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	16,351,151	23,266,119

Net realized gain (loss)	16,351,151	23,266,119

Change in net unrealized appreciation (depreciation) on:
Investments	51,376,128	71,204,483
Foreign currency transactions	(2)	2

Change in net unrealized appreciation (depreciation)	51,376,126	71,204,485

Net realized and unrealized gain (loss)	67,727,277	94,470,604

Net increase (decrease) in net assets resulting from operations	$69,161,402	$95,774,979

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$1,434,125
Net realized gain (loss) from investments and foreign currency transactions	16,351,151
Change in net unrealized appreciation (depreciation)	51,376,126

Net increase (decrease) in net assets resulting from operations	69,161,402

From unitholder transactions
Proceeds from units issued	12,789,188
Cost of units redeemed	(28,730,824)

Net increase (decrease) in net assets from unitholder transactions	(15,941,636)

Net increase (decrease) in net assets	53,219,766
Net Assets
Beginning of period	725,883,319

End of period	$779,103,085

Number of units
Outstanding-beginning of period	44,593,610
Issued	746,354
Redeemed	(1,671,350)

Outstanding-end of period	43,668,614

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$0.08	$0.06
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	0.04	0.02
Net realized and unrealized gain (loss)	1.52	1.90

Net increase (decrease) in unit value	1.56	1.92
Net asset value at beginning of period	16.28	14.13

Net asset value at end of period	$17.84	$16.05

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.01%	1.00%
Ratio of net investment income (loss) to average net assets*	0.76%	0.69%
Portfolio turnover**,†††	11%	12%
Total return**	9.58%	13.59%
Net assets at end of period (in thousands)	$779,103	$784,727

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK — 93.2%
BASIC MATERIALS — 3.7%
Chemicals — 3.0%
E.I. du Pont de Nemours & Co.	122,500	$6,022,100
LyondellBasell Industries N.V., Class A	37,072	2,346,287
Monsanto Co.	83,069	8,774,579
Mosaic Co.	48,400	2,885,124
PPG Industries, Inc.	12,397	1,660,454
Sherwin-Williams Co.	10,718	1,810,163

		23,498,707

Mining — 0.7%
Freeport-McMoRan Copper & Gold, Inc.	159,800	5,289,380

TOTAL BASIC MATERIALS (cost $22,239,791)		28,788,087

COMMUNICATIONS — 12.0%
Internet — 5.8%
Amazon.com, Inc.*	24,164	6,439,465
AOL, Inc.*	22,027	847,819
Baidu, Inc. ADR*	10,756	943,301
eBay, Inc.*	208,419	11,300,478
Facebook, Inc., Class A*	151,790	3,882,788
Google, Inc., Class A*	14,342	11,387,978
LinkedIn Corp., Class A*	33,251	5,854,171
priceline.com, Inc.*	4,261	2,931,270
Rackspace Hosting, Inc.*	18,962	957,202
Splunk, Inc.*	22,097	884,543
Youku Tudou, Inc.(a)*	6,319	105,970

		45,534,985

Media — 2.0%
CBS Corp., Class B (Non Voting)	87,100	4,066,699
Comcast Corp., Class A	82,110	3,449,441
Sirius XM Radio, Inc.(a)	565,327	1,741,207
Time Warner Cable, Inc.	46,300	4,447,578
Walt Disney Co.	39,914	2,267,115

		15,972,040

Telecommunications — 4.2%
AT&T, Inc.	362,600	13,303,794
Cisco Systems, Inc.	279,100	5,835,981
Crown Castle International Corp.*	15,523	1,081,022
Motorola Solutions, Inc.	94,842	6,072,733
Verizon Communications, Inc.	124,700	6,129,005

		32,422,535

TOTAL COMMUNICATIONS (cost $65,772,343)		93,929,560

CONSUMER, CYCLICAL — 9.7%
Airlines — 0.2%
Delta Air Lines, Inc.*	109,545	1,808,588

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel — 1.6%
Michael Kors Holdings Ltd.*	55,826	$3,170,359
NIKE, Inc., Class B	114,881	6,779,128
Ralph Lauren Corp.	15,197	2,573,004

		12,522,491

Auto Parts & Equipment — 1.3%
BorgWarner, Inc.*	46,300	3,580,842
Johnson Controls, Inc.	190,200	6,670,314

		10,251,156

Home Furnishings — 0.3%
Whirlpool Corp.	18,809	2,228,114

Lodging — 0.4%
Las Vegas Sands Corp.	51,626	2,909,125

Retail — 5.9%
Chipotle Mexican Grill, Inc.*	5,693	1,855,178
Costco Wholesale Corp.	30,182	3,202,612
CVS Caremark Corp.	113,600	6,246,864
Dunkin’ Brands Group, Inc.	45,595	1,681,544
Home Depot, Inc.	51,331	3,581,877
Inditex S.A. ADR	110,344	2,928,088
Kohl’s Corp.	54,900	2,532,537
Lowe’s Cos., Inc.	157,200	5,961,024
Lululemon Athletica, Inc.(a)*	18,855	1,175,609
Starbucks Corp.	62,049	3,534,311
TJX Cos., Inc.	63,952	2,989,756
Urban Outfitters, Inc.*	39,334	1,523,799
Wal-Mart Stores, Inc.	90,800	6,794,564
Yum! Brands, Inc.	22,621	1,627,355

		45,635,118

TOTAL CONSUMER, CYCLICAL (cost $54,710,138)		75,354,592

CONSUMER, NON-CYCLICAL — 22.5%
Agriculture — 1.3%
Archer-Daniels-Midland Co.	180,700	6,095,011
Philip Morris International, Inc.	43,600	4,042,156

		10,137,167

Beverages — 0.7%
Beam, Inc.	55,800	3,545,532
Diageo PLC ADR	14,532	1,828,707

		5,374,239

Biotechnology — 2.6%
Alexion Pharmaceuticals, Inc.*	24,233	2,232,829
Biogen Idec, Inc.*	37,574	7,248,400
Gilead Sciences, Inc.*	146,464	7,166,484
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Illumina, Inc.(a)*	5,323	$287,442
Regeneron Pharmaceuticals, Inc.*	4,328	763,459
Vertex Pharmaceuticals, Inc.*	42,899	2,358,587

		20,057,201

Commercial Services — 1.8%
Hertz Global Holdings, Inc.*	162,113	3,608,636
Mastercard, Inc., Class A	19,241	10,411,882

		14,020,518

Cosmetics/Personal Care — 1.7%
Avon Products, Inc.	47,889	992,739
Estee Lauder Cos., Inc., Class A	72,187	4,622,134
Procter & Gamble Co.	101,526	7,823,593

		13,438,466

Food — 2.5%
Kraft Foods Group, Inc.	121,700	6,271,201
Mondelez International, Inc., Class A	202,494	6,198,341
Safeway, Inc.	165,400	4,358,290
Whole Foods Market, Inc.	27,567	2,391,437

		19,219,269

Healthcare — Products — 1.8%
Baxter International, Inc.	174,900	12,704,736
Cie Generale d’Optique Essilor International S.A. ADR	12,930	720,848
Intuitive Surgical, Inc.*	1,807	887,580

		14,313,164

Healthcare — Services — 1.3%
Laboratory Corp. of America Holdings*	36,200	3,265,240
Quest Diagnostics, Inc.	103,100	5,819,995
UnitedHealth Group, Inc.	25,002	1,430,364

		10,515,599

Pharmaceuticals — 8.8%
Abbott Laboratories	40,512	1,430,884
Actavis, Inc.*	65,372	6,021,415
Allergan, Inc.	26,611	2,970,586
AmerisourceBergen Corp.	137,200	7,058,940
Bristol-Myers Squibb Co.	53,152	2,189,331
Cardinal Health, Inc.	125,900	5,239,958
Express Scripts Holding Co.*	159,354	9,186,758
Johnson & Johnson	75,900	6,188,127
Merck & Co., Inc.	135,600	5,997,588
Novo Nordisk A/S ADR	15,097	2,438,166
Perrigo Co.	9,902	1,175,664
Pfizer, Inc.	406,520	11,732,167

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Shire PLC ADR	27,393	$2,502,624
Valeant Pharmaceuticals International, Inc.*	48,442	3,634,119
Zoetis, Inc.*	20,300	678,020

		68,444,347

TOTAL CONSUMER, NON-CYCLICAL (cost $125,191,695)		175,519,970

ENERGY — 10.0%
Oil & Gas — 8.3%
Apache Corp.	56,000	4,320,960
Cabot Oil & Gas Corp.	35,999	2,433,893
Chevron Corp.	123,900	14,721,798
Concho Resources, Inc.*	21,445	2,089,386
ConocoPhillips	170,100	10,223,010
EOG Resources, Inc.	10,482	1,342,430
Hess Corp.	91,700	6,566,637
Marathon Oil Corp.	175,100	5,904,372
Noble Energy, Inc.	37,062	4,286,591
Occidental Petroleum Corp.	135,400	10,611,298
Pioneer Natural Resources Co.	19,705	2,448,346

		64,948,721

Oil & Gas Services — 1.7%
FMC Technologies, Inc.*	15,357	835,267
Halliburton Co.	248,500	10,041,885
Schlumberger Ltd.	29,152	2,183,193

		13,060,345

TOTAL ENERGY (cost $60,767,287)		78,009,066

FINANCIAL — 11.4%
Banks — 5.4%
Bank of New York Mellon Corp.	358,400	10,031,616
Citigroup, Inc.	34,909	1,544,374
Goldman Sachs Group, Inc.	62,759	9,234,987
JPMorgan Chase & Co.	137,900	6,544,734
Morgan Stanley	97,451	2,141,973
U.S. Bancorp	105,900	3,593,187
Wells Fargo & Co.	232,600	8,603,874

		41,694,745

Diversified Financial Services — 2.3%
American Express Co.	87,400	5,896,004
Discover Financial Services	123,819	5,552,044
SLM Corp.	62,049	1,270,763
Visa, Inc., Class A	31,507	5,351,149

		18,069,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance — 3.5%
Allstate Corp.	215,700	$10,584,399
American International Group, Inc.*	114,200	4,433,244
Marsh & McLennan Cos., Inc.	160,100	6,078,997
Travelers Cos., Inc.	71,900	6,053,261

		27,149,901

Real Estate Investment Trusts — 0.2%
American Tower Corp.	23,031	1,771,545

TOTAL FINANCIAL (cost $64,138,758)		88,686,151

INDUSTRIAL — 11.5%
Aerospace/Defense — 3.3%
Boeing Co.	27,359	2,348,770
Northrop Grumman Corp.	88,400	6,201,260
Raytheon Co.	106,100	6,237,619
Rolls-Royce Holdings PLC ADR*	9,022	776,524
TransDigm Group, Inc.	16,651	2,546,271
United Technologies Corp.	83,319	7,784,494

		25,894,938

Building Materials — 0.3%
Masco Corp.	106,890	2,164,522

Electronics — 1.2%
Agilent Technologies, Inc.	84,600	3,550,662
Honeywell International, Inc.	71,900	5,417,665

		8,968,327

Environmental Control — 0.8%
Waste Management, Inc.	157,200	6,163,812

Machinery — Construction & Mining — 0.2%
Caterpillar, Inc.	21,929	1,907,165

Machinery — Diversified — 1.3%
Cummins, Inc.	20,527	2,377,232
Deere & Co.	74,567	6,411,271
Roper Industries, Inc.	9,211	1,172,652

		9,961,155

Metal Fabrication/Hardware — 0.4%
Precision Castparts Corp.	16,395	3,108,820

Miscellaneous Manufacturing — 2.4%
Dover Corp.	86,000	6,267,680
General Electric Co.	542,431	12,541,005

		18,808,685

Transportation — 1.6%
Canadian Pacific Railway Ltd.	18,647	2,432,874
FedEx Corp.	22,814	2,240,335

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Kansas City Southern	12,442	$1,379,818
Union Pacific Corp.	43,932	6,256,356

		12,309,383

TOTAL INDUSTRIAL (cost $65,471,763)		89,286,807

TECHNOLOGY — 10.3%
Computers — 4.4%
Accenture PLC, Class A	46,512	3,533,517
Apple, Inc.	30,574	13,532,969
EMC Corp.*	294,330	7,031,544
International Business Machines Corp.	13,036	2,780,579
SanDisk Corp.*	116,551	6,410,305
Teradata Corp.*	12,950	757,704

		34,046,618

Office/Business Equipment — 0.8%
Xerox Corp.	721,200	6,202,320

Semiconductors — 2.7%
ARM Holdings PLC ADR	35,907	1,521,380
Avago Technologies Ltd.	84,083	3,020,261
Cree, Inc.*	16,127	882,308
Intel Corp.	442,900	9,677,365
QUALCOMM, Inc.	94,771	6,344,919

		21,446,233

Software — 2.4%
Intuit, Inc.	23,622	1,550,784
Microsoft Corp.	130,800	3,742,188
Oracle Corp.	111,800	3,615,612
Red Hat, Inc.*	37,896	1,916,022
Salesforce.com, Inc.*	29,700	5,311,251
VMware, Inc., Class A*	24,074	1,898,957
Workday, Inc., Class A(a)*	15,164	934,557

		18,969,371

TOTAL TECHNOLOGY (cost $64,836,031)		80,664,542

UTILITIES — 2.1%
Electric — 2.1%
Edison International	124,100	6,244,712
NextEra Energy, Inc.	69,000	5,359,920
Public Service Enterprise Group, Inc.	130,500	4,481,370

		16,086,002

TOTAL UTILITIES (cost $12,073,317)		16,086,002

TOTAL COMMON STOCK (cost $535,201,123)		726,324,777

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 4.7%
Collective Investment Funds — 0.5%
ABA Members Collateral Fund(b)	3,673,560	$3,619,655

Collective Investment Funds — 4.2%
SSgA Russell Large Cap Index Non-Lending Fund	2,040,426	32,922,271

TOTAL INVESTMENT FUNDS (cost $34,538,178)		36,541,926

SHORT-TERM INVESTMENTS — 2.2%
Affiliated Funds — 2.2%
Northern Trust Global Investments — Collective Short-Term Investment Fund(c)	17,078,764	17,078,764

TOTAL SHORT-TERM INVESTMENTS (cost $17,078,764)		17,078,764

TOTAL INVESTMENTS — 100.1% (cost $ 586,818,065)		779,945,467
Liabilities Less Other Assets — (0.1)%		(842,382)

NET ASSETS — 100.0%		$779,103,085

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $211,703,422 and $208,772,812, respectively)	$260,466,876	(a)	$242,819,370	(b)
Investments in collective investment funds, at value (cost $26,982,057 and $27,514,051, respectively)	27,669,774		27,408,213
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $6,792,025 and $7,214,776, respectively)	6,792,025		7,214,776
Cash	4,047		—
Receivable for investments sold	10,438,477		3,857,682
Receivable for fund units sold	50,019		482
Interest and dividends receivable	249,954		220,425
Tax reclaims receivable	5,962		5,962
Other assets	8,048		8,442

Total assets	305,685,182		281,535,352

Liabilities
Payable for cash collateral received on securities loaned	15,443,396		19,638,457
Payable for investments purchased	1,999,944		977,656
Payable for fund units redeemed	—		460,483
Investment advisory fee payable	108,865		104,257
ING — program fee payable	122,371		104,030
Trustee, management and administration fees payable	21,535		19,002
ABA Retirement Funds — program fee payable	17,425		14,868
Other accruals	90,213		94,303

Total liabilities	17,803,749		21,413,056

Net Assets (equivalent to $20.31 and $18.09 per unit based on 14,173,816 and 14,383,093 units outstanding, respectively)	$287,881,433		$260,122,296

(a)	Includes securities on loan with a value of $15,072,964 (See Note 5).
(b)	Includes securities on loan with a value of $19,127,104.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Dividends (net of foreign tax expense of $0 and $0, respectively)	$1,029,058	$1,160,580
Interest — affiliated issuers	13,929	9,621
Securities lending income, net	76,052	48,783

Total investment income	1,119,039	1,218,984

Expenses
ING — program fee	353,017	351,020
Trustee, management and administration fees	60,199	61,147
Investment advisory fee	310,452	330,138
ABA Retirement Funds — program fee	48,793	50,199
Legal and audit fees	24,529	19,427
Compliance consultant fees	8,881	11,563
Reports to unitholders	1,269	1,388
Registration fees	9,981	13,506
Other fees	2,706	2,775

Total expenses	819,827	841,163

Less: Expense reimbursement	(7,751)	(11,116)

Net expenses	812,076	830,047

Net investment income (loss)	306,963	388,937

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	16,008,192	5,502,914

Net realized gain (loss)	16,008,192	5,502,914

Change in net unrealized appreciation (depreciation) on:
Investments	15,510,451	25,906,555

Change in net unrealized appreciation (depreciation)	15,510,451	25,906,555

Net realized and unrealized gain (loss)	31,518,643	31,409,469

Net increase (decrease) in net assets resulting from operations	$31,825,606	$31,798,406

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$306,963
Net realized gain (loss) from investments	16,008,192
Change in net unrealized appreciation (depreciation)	15,510,451

Net increase (decrease) in net assets resulting from operations	31,825,606

From unitholder transactions
Proceeds from units issued	5,120,949
Cost of units redeemed	(9,187,418)

Net increase (decrease) in net assets from unitholder transactions	(4,066,469)

Net increase (decrease) in net assets	27,759,137
Net Assets
Beginning of period	260,122,296

End of period	$287,881,433

Number of units
Outstanding-beginning of period	14,383,093
Issued	264,661
Redeemed	(473,938)

Outstanding-end of period	14,173,816

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$0.08	$0.08
Expenses†,††	(0.06)	(0.05)

Net investment income (loss)	0.02	0.03
Net realized and unrealized gain (loss)	2.20	1.94

Net increase (decrease) in unit value	2.22	1.97
Net asset value at beginning of period	18.09	15.99

Net asset value at end of period	$20.31	$17.96

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.19%	1.19%
Ratio of net investment income (loss) to average net assets*	0.45%	0.56%
Portfolio turnover**,†††	51%	17%
Total return**	12.27%	12.32%
Net assets at end of period (in thousands)	$287,881	$284,703

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK — 90.5%
BASIC MATERIALS — 4.4%
Chemicals — 2.1%
Albemarle Corp.	3,100	$193,812
Axiall Corp.	6,050	376,068
Cabot Corp.	10,137	346,685
Celanese Corp., Class A	6,470	285,004
Cytec Industries, Inc.	3,350	248,168
Eastman Chemical Co.	2,700	188,649
FMC Corp.	11,160	636,455
Huntsman Corp.	35,250	655,297
Innophos Holdings, Inc.	8,000	436,480
Intrepid Potash, Inc.	14,196	266,317
Kronos Worldwide, Inc.(a)	1,200	18,780
OM Group, Inc.*	5,100	119,748
RPM International, Inc.	10,344	326,664
Sensient Technologies Corp.	35,532	1,388,946
Sherwin-Williams Co.	2,380	401,958

		5,889,031

Forest Products & Paper — 1.3%
Boise, Inc.	35,100	303,966
Buckeye Technologies, Inc.	30,128	902,334
Domtar Corp.	5,100	395,862
International Paper Co.	13,575	632,324
P.H. Glatfelter Co.	17,196	402,042
Schweitzer-Mauduit International, Inc.	28,350	1,097,995

		3,734,523

Iron/Steel — 0.4%
Allegheny Technologies, Inc.	4,970	157,599
Cliffs Natural Resources, Inc.(a)	4,300	81,743
Nucor Corp.	10,800	498,420
Reliance Steel & Aluminum Co.	5,500	391,435

		1,129,197

Mining — 0.6%
Compass Minerals International, Inc.	10,543	831,843
Kaiser Aluminum Corp.	14,710	951,001

		1,782,844

TOTAL BASIC MATERIALS (cost $10,809,644)		12,535,595

COMMUNICATIONS — 4.4%
Internet — 1.6%
Cogent Communications Group, Inc.	13,238	349,483
Dealertrack Technologies, Inc.*	22,726	667,690
ExactTarget, Inc.*	17,162	399,360
HealthStream, Inc.*	14,467	331,873
HomeAway, Inc.*	6,961	226,233

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Internap Network Services Corp.*	20,368	$190,441
Shutterfly, Inc.*	8,948	395,233
Splunk, Inc.*	7,341	293,860
SPS Commerce, Inc.*	15,245	650,504
Symantec Corp.*	17,275	426,347
TIBCO Software, Inc.*	18,519	374,454
ValueClick, Inc.*	8,275	244,526

		4,550,004

Media — 0.6%
Discovery Communications, Inc., Class A*	7,640	601,574
Gannett Co., Inc.	35,800	782,946
Sirius XM Radio, Inc.	74,000	227,920

		1,612,440

Telecommunications — 2.2%
Amdocs Ltd.	12,000	435,000
Anixter International, Inc.	7,194	503,004
Aruba Networks, Inc.*	17,098	423,004
Black Box Corp.	33,140	722,783
Ciena Corp.*	20,253	324,251
Corning, Inc.	22,200	295,926
Crown Castle International Corp.*	4,790	333,576
Harris Corp.	9,100	421,694
NICE Systems Ltd. ADR*	5,600	206,248
Oplink Communications, Inc.*	41,473	680,157
Plantronics, Inc.	40,277	1,779,841
USA Mobility, Inc.	12,700	168,529
Vonage Holdings Corp.*	62,200	179,758

		6,473,771

TOTAL COMMUNICATIONS (cost $10,920,715)		12,636,215

CONSUMER, CYCLICAL — 13.3%
Airlines — 0.7%
Alaska Air Group, Inc.*	5,140	328,754
Delta Air Lines, Inc.*	27,950	461,455
SkyWest, Inc.	21,465	344,513
Spirit Airlines, Inc.*	12,900	327,144
United Continental Holdings, Inc.*	18,280	585,143

		2,047,009

Apparel — 1.0%
Iconix Brand Group, Inc.*	34,025	880,227
Jones Group, Inc.	22,200	282,384
Steven Madden Ltd.*	17,097	737,565
Under Armour, Inc., Class A*	9,939	508,877

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel (Continued)
VF Corp.	2,270	$380,792

		2,789,845

Auto Parts & Equipment — 0.9%
Autoliv, Inc.(a)	7,300	504,722
BorgWarner, Inc.*	3,955	305,880
Magna International, Inc.	6,875	403,562
Standard Motor Products, Inc.	11,200	310,464
TRW Automotive Holdings Corp.*	14,600	803,000
Westport Innovations, Inc.*	9,926	292,916

		2,620,544

Distribution/Wholesale — 1.5%
Beacon Roofing Supply, Inc.*	24,405	943,497
Ingram Micro, Inc., Class A*	8,900	175,152
LKQ Corp.*	72,065	1,568,135
Owens & Minor, Inc.(a)	17,792	579,308
ScanSource, Inc.*	12,991	366,606
Titan Machinery, Inc.*	11,915	330,641
WESCO International, Inc.*	7,030	510,448

		4,473,787

Home Builders — 0.4%
MDC Holdings, Inc.	2,950	108,118
Ryland Group, Inc.(a)	6,075	252,841
Thor Industries, Inc.	21,786	801,507

		1,162,466

Home Furnishings — 0.6%
Harman International Industries, Inc.	5,100	227,613
Select Comfort Corp.*	15,852	313,394
Whirlpool Corp.	9,270	1,098,124

		1,639,131

Housewares — 0.5%
Newell Rubbermaid, Inc.	34,975	912,848
Toro Co.	11,400	524,856

		1,437,704

Leisure Time — 0.2%
Harley-Davidson, Inc.	10,080	537,264

		537,264

Lodging — 0.3%
Starwood Hotels & Resorts Worldwide, Inc.	6,820	434,639
Wyndham Worldwide Corp.	7,830	504,878

		939,517

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail — 6.8%
Abercrombie & Fitch Co., Class A	7,050	$325,710
Ascena Retail Group, Inc.*	46,073	854,654
Bed Bath & Beyond, Inc.*	3,710	238,998
Best Buy Co., Inc.	9,400	208,210
Big Lots, Inc.*	8,300	292,741
BJ’s Restaurants, Inc.*	7,270	241,946
Bob Evans Farms, Inc.	18,302	780,031
Brinker International, Inc.	4,400	165,660
Brown Shoe Co, Inc.	23,800	380,800
Cabela’s, Inc.*	3,750	227,925
CarMax, Inc.*	6,200	258,540
Casey’s General Stores, Inc.	12,000	699,600
Cash America International, Inc.	17,720	929,768
Cato Corp., Class A	8,700	210,018
CEC Entertainment, Inc.	17,350	568,213
Cheesecake Factory, Inc.	18,875	728,764
Cracker Barrel Old Country Store, Inc.	11,716	947,239
Dick’s Sporting Goods, Inc.	12,906	610,454
Dillard’s, Inc., Class A	6,500	510,575
Dunkin’ Brands Group, Inc.	5,630	207,634
Finish Line, Inc., Class A	48,903	958,010
Foot Locker, Inc.	9,875	338,120
Francesca’s Holdings Corp.*	6,712	192,366
GameStop Corp., Class A(a)	7,500	209,775
Genesco, Inc.*	16,300	979,467
GNC Holdings, Inc., Class A	12,475	490,018
Jos. A. Bank Clothiers, Inc.*	9,006	359,339
Kohl’s Corp.	8,300	382,879
Nu Skin Enterprises, Inc., Class A	38,941	1,721,192
O’Reilly Automotive, Inc.*	4,150	425,582
PVH Corp.	2,470	263,821
RadioShack Corp.(a)	12,100	40,656
Regis Corp.(a)	29,320	533,331
Restoration Hardware Holdings, Inc.*	4,427	154,945
Rush Enterprises, Inc., Class A*	9,183	221,494
Ruth’s Hospitality Group, Inc.*	33,060	315,392
Sonic Automotive, Inc., Class A	15,675	347,358
Stage Stores, Inc.	16,930	438,148
Staples, Inc.	17,125	229,989
Texas Roadhouse, Inc.	32,000	646,080
Tiffany & Co.(a)	2,900	201,666
Urban Outfitters, Inc.*	16,709	647,307

		19,484,415

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Storage/Warehousing — 0.3%
Mobile Mini, Inc.*	25,075	$737,957

		737,957

Textiles — 0.1%
Mohawk Industries, Inc.*	2,375	268,660

		268,660

Toys, Games & Hobbies — 0.0%
LeapFrog Enterprises, Inc.*	18,500	158,360

		158,360

TOTAL CONSUMER, CYCLICAL (cost $31,394,084)		38,296,659

CONSUMER, NON-CYCLICAL — 18.8%
Agriculture — 0.2%
Archer-Daniels-Midland Co.	13,600	458,728

		458,728

Beverages — 0.2%
Brown-Forman Corp., Class B	5,070	361,998
Coca-Cola Enterprises, Inc.	8,650	319,358

		681,356

Biotechnology — 0.5%
Illumina, Inc.*	8,910	481,140
Myriad Genetics, Inc.*	18,087	459,410
Seattle Genetics, Inc.(a)*	5,980	212,350
Sequenom, Inc.*	36,697	152,292
United Therapeutics Corp.*	3,100	188,697

		1,493,889

Commercial Services — 6.7%
Advisory Board Co.*	8,840	464,277
Alliance Data Systems Corp.(a)*	3,960	641,084
ARC Document Solutions, Inc.*	38,884	115,874
Barrett Business Services, Inc.	689	36,283
Brink’s Co.	30,700	867,582
CBIZ, Inc.*	88,817	566,652
Chemed Corp.	13,385	1,070,532
Convergys Corp.	24,900	424,047
CoreLogic, Inc.*	8,750	226,275
CoStar Group, Inc.*	8,470	927,126
Deluxe Corp.	30,289	1,253,965
Ennis, Inc.	21,416	322,739
FTI Consulting, Inc.*	21,426	806,903
Gartner, Inc.*	8,940	486,425
Grand Canyon Education, Inc.*	34,791	883,344
H&R Block, Inc.	8,100	238,302

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
Hertz Global Holdings, Inc.*	11,300	$251,538
K12, Inc.(a)*	17,853	430,436
KAR Auction Services, Inc.	11,700	234,351
Korn/Ferry International*	53,487	955,278
MAXIMUS, Inc.	31,325	2,505,060
Quanta Services, Inc.*	19,740	564,169
Rent-A-Center, Inc.	35,512	1,311,813
Ritchie Bros. Auctioneers, Inc.(a)	28,248	612,982
Rollins, Inc.	47,115	1,156,673
Solar Cayman Ltd.(b)(c)*	33,700	—
Team, Inc.*	8,196	336,610
Towers Watson & Co., Class A	6,200	429,784
United Rentals, Inc.(a)*	9,750	535,958
Verisk Analytics, Inc., Class A*	4,760	293,359
WEX, Inc.*	5,520	433,320

		19,382,741

Food — 2.0%
Fresh Del Monte Produce, Inc.	13,500	364,230
Fresh Market, Inc.*	16,574	708,870
Ingredion, Inc.	3,450	249,504
JM Smucker Co.	3,275	324,749
Kroger Co.	27,175	900,580
Nash Finch Co.	33,011	646,355
Safeway, Inc.(a)	26,100	687,735
Smithfield Foods, Inc.*	14,200	376,016
Tyson Foods, Inc., Class A	21,375	530,528
United Natural Foods, Inc.*	16,497	811,652

		5,600,219

Healthcare — Products — 4.8%
Abaxis, Inc.	14,302	676,771
Align Technology, Inc.*	17,936	601,035
Becton, Dickinson and Co.	4,650	444,586
Boston Scientific Corp.*	62,850	490,858
CareFusion Corp.*	9,800	342,902
Cepheid, Inc.(a)*	37,874	1,453,225
Conceptus, Inc.*	15,617	377,151
Cooper Cos., Inc.	4,800	517,824
DexCom, Inc.*	22,973	384,109
Edwards Lifesciences Corp.*	6,301	517,690
Endologix, Inc.*	24,521	396,014
Greatbatch, Inc.*	5,600	167,272
Hill-Rom Holdings, Inc.	27,530	969,607
Insulet Corp.*	12,284	317,664

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare — Products (Continued)
Meridian Bioscience, Inc.(a)	18,280	$417,150
NxStage Medical, Inc.*	21,310	240,377
OraSure Technologies, Inc.*	36,146	195,188
QIAGEN N.V.*	17,807	375,371
Quidel Corp.*	16,045	381,069
Sirona Dental Systems, Inc.*	17,000	1,253,410
Symmetry Medical, Inc.*	38,755	443,745
Techne Corp.	8,607	583,985
West Pharmaceutical Services, Inc.	23,000	1,493,620
Zimmer Holdings, Inc.	10,700	804,854

		13,845,477

Healthcare — Services — 2.2%
Aetna, Inc.	14,200	725,904
Amsurg Corp.*	19,117	643,096
Bio-Reference Labs, Inc.(a)*	22,424	582,576
Centene Corp.*	5,030	221,521
Community Health Systems, Inc.	9,400	445,466
Covance, Inc.*	7,450	553,684
DaVita HealthCare Partners, Inc.*	1,850	219,391
IPC The Hospitalist Co., Inc.*	12,725	566,008
Kindred Healthcare, Inc.*	78,886	830,670
MEDNAX, Inc.*	15,300	1,371,339
Select Medical Holdings Corp.	15,400	138,600

		6,298,255

Household Products/Wares — 0.3%
ACCO Brands Corp.*	60,940	407,079
American Greetings Corp., Class A(a)	3,200	51,520
Avery Dennison Corp.	6,850	295,030
Tumi Holdings, Inc.*	10,269	215,033

		968,662

Pharmaceuticals — 1.9%
Actavis, Inc.*	4,770	439,365
BioScrip, Inc.*	23,314	296,321
Cardinal Health, Inc.	4,800	199,776
Catamaran Corp.*	14,497	768,776
Endo Health Solutions, Inc.*	6,400	196,864
Jazz Pharmaceuticals PLC*	6,325	353,630
McKesson Corp.	2,100	226,716
Neogen Corp.*	23,240	1,152,007
Omnicare, Inc.	11,450	466,244
Onyx Pharmaceuticals, Inc.*	2,060	183,052
Questcor Pharmaceuticals, Inc.(a)	29,000	943,660

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
USANA Health Sciences, Inc.(a)*	4,800	$231,984

		5,458,395

TOTAL CONSUMER, NON-CYCLICAL (cost $43,346,197)		54,187,722

ENERGY — 5.2%
Coal — 0.1%
Peabody Energy Corp.	20,600	435,690

		435,690

Oil & Gas — 4.6%
Berry Petroleum Co., Class A	26,802	1,240,664
Cabot Oil & Gas Corp.	4,760	321,824
Callon Petroleum Co.*	54,161	200,396
Carrizo Oil & Gas, Inc.*	16,192	417,268
Concho Resources, Inc.*	4,760	463,767
Continental Resources, Inc.*	5,630	489,416
Energen Corp.	11,025	573,410
Halcon Resources Corp.*	43,312	337,400
Hess Corp.	16,950	1,213,789
HollyFrontier Corp.	11,925	613,541
InterOil Corp.(a)*	6,060	461,227
Kodiak Oil & Gas Corp.(a)*	67,685	615,257
Laredo Petroleum Holdings, Inc.*	15,983	292,329
Marathon Petroleum Corp.	10,600	949,760
Murphy Oil Corp.	9,200	586,316
Northern Oil and Gas, Inc.*	20,110	289,182
Oasis Petroleum, Inc.*	8,783	334,369
Patterson-UTI Energy, Inc.	24,525	584,676
Stone Energy Corp.*	42,368	921,504
Ultra Petroleum Corp.*	12,097	243,150
Valero Energy Corp.	29,150	1,326,033
W&T Offshore, Inc.(a)	6,200	88,040
Whiting Petroleum Corp.*	11,950	607,538

		13,170,856

Oil & Gas Services — 0.5%
Cameron International Corp.*	5,470	356,644
CARBO Ceramics, Inc.(a)	1,900	173,033
ION Geophysical Corp.*	38,717	263,663
MRC Global, Inc.*	14,177	466,848
Oceaneering International, Inc.	3,900	258,999

		1,519,187

TOTAL ENERGY (cost $12,463,473)		15,125,733

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL — 21.2%
Banks — 5.4%
Banco Latinoamericano de Comercio Exterior S.A., Class E	19,500	$482,430
BancorpSouth, Inc.	20,831	339,545
Bank of Hawaii Corp.	11,251	571,663
Bank of the Ozarks, Inc.	14,650	649,727
BBCN Bancorp, Inc.	63,435	828,461
Cass Information Systems, Inc.(a)	10,488	440,916
Community Bank System, Inc.	24,344	721,313
East West Bancorp, Inc.	40,993	1,052,290
Fifth Third Bancorp	76,975	1,255,462
FirstMerit Corp.(a)	49,281	814,615
FNB Corp.	55,868	676,003
Fulton Financial Corp.	62,780	734,526
Hancock Holding Co.	25,513	788,862
Huntington Bancshares, Inc.	38,600	285,254
Iberiabank Corp.	10,000	500,200
KeyCorp	82,025	816,969
PNC Financial Services Group, Inc.	6,500	432,250
Regions Financial Corp.	105,825	866,707
Signature Bank*	3,027	238,407
SunTrust Banks, Inc.	11,500	331,315
Trustmark Corp.	43,345	1,084,058
Webster Financial Corp.	20,350	493,691
Westamerica Bancorporation(a)	15,620	708,055
Wintrust Financial Corp.	12,976	480,631

		15,593,350

Diversified Financial Services — 3.3%
Aircastle Ltd.	19,700	269,496
Ameriprise Financial, Inc.	12,900	950,085
Discover Financial Services	18,600	834,024
Evercore Partners, Inc., Class A	8,125	338,000
Financial Engines, Inc.(a)	15,870	574,811
Investment Technology Group, Inc.*	8,479	93,608
Nelnet, Inc., Class A	13,800	466,440
Portfolio Recovery Associates, Inc.*	8,294	1,052,675
Raymond James Financial, Inc.	40,206	1,853,497
T. Rowe Price Group, Inc.	7,490	560,776
Waddell & Reed Financial, Inc., Class A	19,058	834,359
Walter Investment Management Corp.*	4,563	169,972
World Acceptance Corp.*	16,177	1,389,119

		9,386,862

Insurance — 6.4%
Allied World Assurance Co. Holdings A.G.	7,340	680,565

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
Allstate Corp.	16,475	$808,428
American Equity Investment Life Holding Co.	111,140	1,654,875
American Financial Group, Inc.	13,300	630,154
Arthur J. Gallagher & Co.	10,160	419,709
Aspen Insurance Holdings Ltd.	20,350	785,103
Donegal Group, Inc., Class A	5,986	91,406
Endurance Specialty Holdings Ltd.	32,000	1,529,920
FBL Financial Group, Inc., Class A	8,887	345,349
Fidelity National Financial, Inc., Class A	43,310	1,092,711
Hanover Insurance Group, Inc.	19,364	962,003
Hartford Financial Services Group, Inc.	17,000	438,600
HCC Insurance Holdings, Inc.	29,959	1,259,177
Horace Mann Educators Corp.	13,800	287,730
Lincoln National Corp.	31,750	1,035,368
Montpelier Re Holdings Ltd.	32,750	853,138
Primerica, Inc.	11,200	367,136
Principal Financial Group, Inc.	9,800	333,494
Protective Life Corp.	19,010	680,558
StanCorp Financial Group, Inc.	18,500	791,060
Tower Group International Ltd.	64,312	1,186,565
Unum Group	34,475	973,919
Validus Holdings Ltd.	35,637	1,331,755

		18,538,723

Investment Companies — 0.8%
Ares Capital Corp.	71,488	1,293,933
Fifth Street Finance Corp.	49,800	548,796
Solar Capital Ltd.	14,243	334,568

		2,177,297

Real Estate — 0.2%
CBRE Group, Inc., Class A*	16,925	427,356

		427,356

Real Estate Investment Trusts — 4.6%
BioMed Realty Trust, Inc.	25,475	550,260
Brandywine Realty Trust	137,410	2,040,539
Capstead Mortgage Corp.	20,100	257,682
CBL & Associates Properties, Inc.	40,450	954,620
Chimera Investment Corp.	71,800	229,042
CommonWealth REIT	25,200	565,488
CubeSmart	32,700	516,660
DuPont Fabros Technology, Inc.(a)	23,350	566,705
First Potomac Realty Trust	20,337	301,598
Government Properties Income Trust	17,940	461,596
Hatteras Financial Corp.	16,350	448,481

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Real Estate Investment Trusts (Continued)
Hersha Hospitality Trust	149,872	$875,252
Hospitality Properties Trust	24,900	683,256
Kilroy Realty Corp.	12,875	674,650
LaSalle Hotel Properties	1,364	34,618
LTC Properties, Inc.	13,350	543,745
Medical Properties Trust, Inc.	73,387	1,177,127
Omega Healthcare Investors, Inc.	51,094	1,551,214
Ramco-Gershenson Properties Trust	28,176	473,357
Silver Bay Realty Trust Corp.	1,475	30,530
Two Harbors Investment Corp.	30,100	379,561

		13,315,981

Savings & Loans — 0.5%
EverBank Financial Corp.	16,853	259,536
First Niagara Financial Group, Inc.	100,142	887,258
Washington Federal, Inc.	22,700	397,250

		1,544,044

TOTAL FINANCIAL (cost $47,649,939)		60,983,613

INDUSTRIAL — 10.9%
Aerospace/Defense — 1.3%
B/E Aerospace, Inc.*	18,609	1,121,937
Cubic Corp.	11,506	491,536
Curtiss-Wright Corp.	9,650	334,855
Exelis, Inc.	5,600	60,984
L-3 Communications Holdings, Inc.	6,500	525,980
Northrop Grumman Corp.	6,100	427,915
Raytheon Co.	7,100	417,409
Triumph Group, Inc.	5,450	427,825

		3,808,441

Building Materials — 0.2%
Eagle Materials, Inc.	3,800	253,194
Martin Marietta Materials, Inc.(a)	2,700	275,454

		528,648

Electrical Components & Equipment — 0.9%
AMETEK, Inc.	10,395	450,727
Belden, Inc.	13,490	696,759
Energizer Holdings, Inc.	2,300	229,379
EnerSys, Inc.*	12,978	591,537
GrafTech International Ltd.*	69,646	534,881

		2,503,283

Electronics — 2.5%
Amphenol Corp., Class A	6,400	477,760
Avnet, Inc.*	13,525	489,605

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Electronics (Continued)
Benchmark Electronics, Inc.*	19,148	$345,047
CTS Corp.	76,830	802,105
FARO Technologies, Inc.*	16,478	714,981
FEI Co.	6,100	393,755
Gentex Corp.	22,117	442,561
Imax Corp.(a)*	14,260	381,170
National Instruments Corp.	31,915	1,045,216
Park Electrochemical Corp.	24,200	613,228
Plexus Corp.*	8,386	203,864
TE Connectivity Ltd.	14,000	587,020
Tech Data Corp.*	3,700	168,757
Trimble Navigation Ltd.*	8,496	254,540
Vishay Intertechnology, Inc.*	22,700	308,947

		7,228,556

Engineering & Construction — 0.4%
Aegion Corp.*	11,490	265,994
EMCOR Group, Inc.	7,975	338,060
Engility Holdings, Inc.*	1,533	36,761
Tutor Perini Corp.*	6,260	120,818
URS Corp.	10,000	474,100

		1,235,733

Hand/Machine Tools — 0.1%
Franklin Electric Co., Inc.	12,064	404,988

		404,988

Machinery — Construction & Mining — 0.2%
Terex Corp.*	12,550	431,971

		431,971

Machinery — Diversified — 0.7%
AGCO Corp.	15,125	788,315
Chart Industries, Inc.*	6,538	523,106
Zebra Technologies Corp., Class A*	17,971	846,973

		2,158,394

Metal Fabricate/Hardware — 0.1%
Timken Co.	7,500	424,350

		424,350

Miscellaneous Manufacturing — 1.0%
A.O. Smith Corp.	4,260	313,408
Actuant Corp., Class A	26,450	809,899
Eaton Corp. PLC	6,425	393,531
ITT Corp.	10,000	284,300
Pall Corp.	6,260	427,996
Proto Labs, Inc.*	7,182	352,636

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
Trinity Industries, Inc.	5,550	$251,582

		2,833,352

Packaging & Containers — 0.7%
Bemis Co., Inc.	8,275	333,979
Greif, Inc., Class A	10,956	587,461
Owens-Illinois, Inc.*	8,700	231,855
Sonoco Products Co.	20,685	723,768

		1,877,063

Shipbuilding — 0.3%
Huntington Ingalls Industries, Inc.	13,650	727,954

		727,954

Transportation — 2.5%
Air Transport Services Group, Inc.*	74,344	433,426
Bristow Group, Inc.	15,000	989,100
Echo Global Logistics, Inc.*	20,503	453,526
Forward Air Corp.	9,120	340,085
Gulfmark Offshore, Inc., Class A	19,534	761,045
Kirby Corp.*	7,857	603,418
Old Dominion Freight Line, Inc.*	11,059	422,454
Ryder System, Inc.	9,375	560,156
Tidewater, Inc.	39,373	1,988,336
Werner Enterprises, Inc.	22,831	551,140

		7,102,686

Trucking & Leasing — 0.0%
TAL International Group, Inc.	600	27,186

		27,186

TOTAL INDUSTRIAL (cost $25,965,232)		31,292,605

TECHNOLOGY — 9.0%
Computers — 1.8%
CACI International, Inc., Class A*	26,439	1,530,025
Cadence Design Systems, Inc.*	50,503	703,507
Computer Sciences Corp.	5,000	246,150
IHS, Inc., Class A*	2,300	240,856
Jack Henry & Associates, Inc.	9,960	460,252
LivePerson, Inc.*	2,601	35,321
Seagate Technology PLC	15,600	570,336
Stratasys Ltd.(a)*	6,668	494,899
Teradata Corp.*	3,950	231,114
Western Digital Corp.	11,300	568,164

		5,080,624

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Office/Business Equipment — 0.1%
Xerox Corp.	52,025	$447,415

		447,415

Semiconductors — 2.6%
Altera Corp.	12,870	456,499
Broadcom Corp., Class A	6,900	239,223
Cabot Microelectronics Corp.*	11,240	390,590
Cypress Semiconductor Corp.(a)*	27,591	304,329
Integrated Silicon Solution, Inc.*	32,390	297,016
Intersil Corp., Class A	63,216	550,611
KLA-Tencor Corp.	7,275	383,684
Lam Research Corp.*	9,621	398,887
Marvell Technology Group Ltd.	26,400	279,312
Maxim Integrated Products, Inc.	14,130	461,345
Micron Technology, Inc.*	34,575	345,058
Monolithic Power Systems, Inc.	12,641	308,061
NXP Semiconductor N.V.*	18,200	550,732
Power Integrations, Inc.	13,150	570,841
QLogic Corp.*	19,917	231,037
Semtech Corp.*	39,468	1,396,773
Skyworks Solutions, Inc.*	19,950	439,498

		7,603,496

Software — 4.5%
Akamai Technologies, Inc.*	6,400	225,856
American Software, Inc., Class A	55,850	464,672
athenahealth, Inc.(a)*	9,048	878,018
Blackbaud, Inc.	19,620	581,341
CA, Inc.	15,300	385,101
Cerner Corp.*	2,030	192,342
Citrix Systems, Inc.*	5,800	418,528
CommVault Systems, Inc.*	4,763	390,471
Concur Technologies, Inc.(a)*	8,715	598,372
Digi International, Inc.*	36,965	330,097
Ebix, Inc.(a)	20,209	327,790
Fidelity National Information Services, Inc.	13,550	536,851
Greenway Medical Technologies(a)*	18,390	292,401
Guidewire Software, Inc.*	7,731	297,180
Imperva, Inc.*	9,503	365,866
Infoblox, Inc.*	16,640	361,088
InnerWorkings, Inc.(a)*	36,390	550,945
Interactive Intelligence Group, Inc.*	9,729	431,481
InterXion Holding N.V.*	11,745	284,464
Intuit, Inc.	5,220	342,693
Medidata Solutions, Inc.*	9,430	546,751

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software (Continued)
Pegasystems, Inc.	10,474	$294,110
QLIK Technologies, Inc.*	10,987	283,794
RADWARE Ltd.*	7,643	288,370
SciQuest, Inc.*	23,550	566,142
Synchronoss Technologies, Inc.*	13,221	410,248
Tangoe, Inc.*	20,507	254,082
Ultimate Software Group, Inc.*	14,075	1,466,052
Verint Systems, Inc.*	13,926	508,995

		12,874,101

TOTAL TECHNOLOGY (cost $21,144,764)		26,005,636

UTILITIES — 3.3%
Electric — 2.9%
AES Corp.	27,100	340,647
American Electric Power Co., Inc.	11,400	554,382
Cleco Corp.	12,750	599,633
CMS Energy Corp.	21,175	591,629
El Paso Electric Co.	17,650	593,922
Empire District Electric Co.	27,272	610,893
Entergy Corp.	7,400	467,976
NRG Energy, Inc.	26,200	694,038
Portland General Electric Co.	76,547	2,321,671
Public Service Enterprise Group, Inc.	20,300	697,102
TECO Energy, Inc.	6,600	117,612
UNS Energy Corp.	14,650	716,971

		8,306,476

Gas — 0.4%
Atmos Energy Corp.	15,207	649,187
NiSource, Inc.	15,250	447,435

		1,096,622

TOTAL UTILITIES (cost $8,009,374)		9,403,098

TOTAL COMMON STOCK (cost $211,703,422)		260,466,876

	Units	Value
INVESTMENT FUNDS — 9.6%
Collective Investment Funds — 5.3%
ABA Members Collateral Fund	15,443,396	$15,216,780

Collective Investment Funds — 4.3%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	280,302	12,452,994

TOTAL INVESTMENT FUNDS (cost $26,982,057)		27,669,774

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
SHORT-TERM INVESTMENTS — 2.3%
Affiliated Funds — 2.3%
Northern Trust Global Investments — Collective Short-Term Investment Fund(d)	6,792,025	$6,792,025

TOTAL SHORT-TERM INVESTMENTS (cost $6,792,025)		6,792,025

TOTAL INVESTMENTS — 102.4% (cost $245,477,504)		294,928,675
Liabilities Less Other Assets — (2.4)%		(7,047,242)

NET ASSETS — 100.0%		$287,881,433

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $129,898,379 and $128,076,598, respectively)	$143,246,750	(a)	$139,835,607	(b)
Investments in collective investment funds, at value (cost $11,536,684 and $9,487,418, respectively)	11,753,661		9,785,012
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $4,518,357 and $3,020,869, respectively)	4,518,357		3,020,869
Foreign currency, at value (cost $431,478 and $819,192, respectively)	430,048		818,703
Cash	—		1,025
Receivable for investments sold	77,615		634,602
Receivable for fund units sold	80,623		5,684
Interest and dividends receivable	385,139		141,384
Unrealized appreciation of forward currency exchange contracts	154,317		—
Tax reclaims receivable	542,826		506,689
Other assets	4,196		4,524

Total assets	161,193,532		154,754,099

Liabilities
Payable for cash collateral received on securities loaned	4,843,315		3,985,095
Payable for investments purchased	217,459		231,522
Payable for fund units redeemed	—		147,704
Unrealized depreciation of forward currency exchange contracts	98,526		480
Investment advisory fee payable	67,229		61,238
ING — program fee payable	65,704		61,217
Trustee, management and administration fees payable	11,575		10,931
ABA Retirement Funds — program fee payable	9,364		8,741
Other accruals	49,512		53,272

Total liabilities	5,362,684		4,560,200

Net Assets (equivalent to $29.78 and $28.75 per unit based on 5,232,107 and 5,224,960 units outstanding, respectively)	$155,830,848		$150,193,899

(a)	Includes securities on loan with a value of $4,655,146 (See Note 5).
(b)	Includes securities on loan with a value of $3,829,876.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Dividends (net of foreign tax expense of $38,228 and $41,495, respectively)	$802,579	$992,387
Interest — affiliated issuers	3,768	1,983
Securities lending income, net	7,634	10,237

Total investment income	813,981	1,004,607

Expenses
ING — program fee	197,216	188,151
Trustee, management and administration fees	33,631	32,975
Investment advisory fee	186,318	183,426
ABA Retirement Funds — program fee	27,259	26,907
Legal and audit fees	13,717	10,397
Compliance consultant fees	4,966	6,189
Reports to unitholders	710	743
Registration fees	5,581	7,228
Other fees	1,710	2,331

Total expenses	471,108	458,347

Less: Expense reimbursement	(4,283)	(5,949)

Net expenses	466,825	452,398

Net investment income (loss)	347,156	552,209

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,576,164	543,871
Foreign currency transactions	(35,120)	6,841

Net realized gain (loss)	3,541,044	550,712

Change in net unrealized appreciation (depreciation) on:
Investments	1,508,745	13,714,529
Foreign currency transactions	33,699	6,039

Change in net unrealized appreciation (depreciation)	1,542,444	13,720,568

Net realized and unrealized gain (loss)	5,083,488	14,271,280

Net increase (decrease) in net assets resulting from operations	$5,430,644	$14,823,489

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$347,156
Net realized gain (loss) from investments and foreign currency transactions	3,541,044
Change in net unrealized appreciation (depreciation)	1,542,444

Net increase (decrease) in net assets resulting from operations	5,430,644

From unitholder transactions
Proceeds from units issued	5,741,359
Cost of units redeemed	(5,535,054)

Net increase (decrease) in net assets from unitholder transactions	206,305

Net increase (decrease) in net assets	5,636,949
Net Assets
Beginning of period	150,193,899

End of period	$155,830,848

Number of units
Outstanding-beginning of period	5,224,960
Issued	194,328
Redeemed	(187,181)

Outstanding-end of period	5,232,107

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$0.16	$0.18
Expenses†,††	(0.09)	(0.08)

Net investment income (loss)	0.07	0.10
Net realized and unrealized gain (loss)	0.96	2.47

Net increase (decrease) in unit value	1.03	2.57
Net asset value at beginning of period	28.75	24.41

Net asset value at end of period	$29.78	$26.98

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.22%	1.21%
Ratio of net investment income (loss) to average net assets*	0.91%	1.48%
Portfolio turnover**,†††	16%	12%
Total return**	3.58%	10.53%
Net assets at end of period (in thousands)	$155,831	$152,354

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK — 91.5%
Australia — 3.5%
Arrium Ltd.	122,500	$111,596
Ausdrill Ltd.	42,800	129,732
Bank of Queensland Ltd.(a)	11,700	118,017
BHP Billiton Ltd.	13,260	453,757
Coca-Cola Amatil Ltd.	12,241	186,135
Commonwealth Bank of Australia	1,209	85,934
CSL Ltd.	2,384	147,632
Downer EDI Ltd.	39,700	205,855
Goodman Fielder Ltd.*	136,800	101,434
Iluka Resources Ltd.	5,158	50,434
Incitec Pivot Ltd.	162,131	523,633
JB Hi-Fi Ltd.(a)	14,100	217,443
Lend Lease Group	31,300	333,396
Macquarie Group Ltd.	8,200	318,511
Metcash Ltd.(a)	51,500	222,610
National Australia Bank Ltd.	14,200	457,148
Oil Search Ltd.	70,627	548,068
Pacific Brands Ltd.	191,000	171,706
Rio Tinto Ltd.	4,328	258,595
St. Barbara Ltd.*	59,600	74,791
Treasury Wine Estates Ltd.	33,335	198,488
Wesfarmers Ltd.	5,585	234,436
Westpac Banking Corp.	8,600	276,622

		5,425,973

Austria — 0.5%
Andritz A.G.	3,483	233,863
Erste Group Bank A.G.*	2,345	65,465
OMV A.G.	6,700	285,156
Voestalpine A.G.	3,900	119,909

		704,393

Belgium — 0.5%
AGFA-Gevaert N.V.*	23,000	41,295
Anheuser-Busch InBev N.V.	4,174	413,694
Delhaize Group S.A.(a)	3,900	213,187
KBC Groep N.V.	3,300	113,849
Umicore S.A.	1,087	51,136

		833,161

Brazil — 1.8%
Banco Bradesco S.A.	85,448	1,481,253
BR Malls Participacoes S.A.	7,300	90,891
Tractebel Energia S.A.	28,300	484,703
WEG S.A.	61,700	799,665

		2,856,512

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Canada — 2.6%
Agrium, Inc.	3,385	$330,038
Brookfield Asset Management, Inc., Class A	12,822	467,875
Canadian Natural Resources Ltd.	14,750	472,912
Canadian Pacific Railway Ltd.	2,037	265,772
Cenovus Energy, Inc.	4,530	140,290
Encana Corp.	18,940	368,415
Kinross Gold Corp.	40,380	319,590
Lundin Mining Corp.*	46,370	202,670
Talisman Energy, Inc.	53,270	651,290
Toronto-Dominion Bank	5,878	489,404
West Fraser Timber Co. Ltd.	1,694	150,081
Yamana Gold, Inc.	9,130	140,145

		3,998,482

Chile — 1.0%
Cencosud S.A.	253,792	1,578,570

China — 1.0%
China Telecom Corp. Ltd., Class H	2,694,000	1,361,787
Industrial & Commercial Bank of China Ltd., Class H	258,000	181,298

		1,543,085

Denmark — 1.6%
Carlsberg A/S, Class B	10,341	1,008,684
Chr Hansen Holding A/S	6,222	230,775
Coloplast A/S, Class B	9,600	516,304
Novo Nordisk A/S, Class B	4,825	787,635

		2,543,398

Finland — 0.2%
Huhtamaki OYJ	10,600	208,610
Kone OYJ, Class B	1,060	83,567

		292,177

France — 5.8%
Arkema S.A.	3,661	333,413
AXA S.A.	14,600	251,682
BNP Paribas S.A.	19,169	987,540
Bouygues S.A.	6,061	164,513
Carrefour S.A.	23,895	656,383
Cie Generale d’Optique Essilor International S.A.	2,390	266,015
Ciments Francais S.A.	1,500	85,575
Credit Agricole S.A.*	23,900	197,599
Danone S.A.	10,120	705,103
Dassault Systemes S.A.	4,698	543,467
European Aeronautic Defence and Space Co. N.V.	3,652	186,196
Iliad S.A.	345	73,444
L’Oreal S.A.	4,903	777,957
Pernod-Ricard S.A.	2,049	255,592

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Publicis Groupe S.A.	1,955	$131,241
Sanofi	9,641	983,146
Schneider Electric S.A.	2,250	164,571
SCOR S.E.	4,300	123,531
SES	3,705	116,178
Societe Generale S.A.*	3,035	100,122
Societe Television Francaise 1	14,500	162,812
Technip S.A.	4,931	505,852
Total S.A.	17,500	836,439
Vivendi S.A.	20,355	421,574

		9,029,945

Germany — 6.3%
Adidas A.G.	5,397	560,386
Allianz S.E. (Registered)	6,140	834,284
BASF S.E.	6,453	565,382
Bayerische Motoren Werke A.G.	5,696	491,748
Brenntag A.G.	1,951	304,699
Continental A.G.	813	97,270
Daimler A.G. (Registered)	14,092	767,070
Deutsche Bank A.G. (Registered)	4,700	183,400
Deutsche Boerse A.G.	14,074	852,327
E.ON S.E.	28,430	496,598
Fresenius S.E. & Co. KGaA	4,220	520,890
HeidelbergCement A.G.	1,380	99,225
Infineon Technologies A.G.(a)	12,404	97,987
Kabel Deutschland Holding A.G.	2,252	207,657
Lanxess A.G.	3,000	212,798
Merck KGaA	700	105,639
Metro A.G.(a)	5,700	162,103
Muenchener Rueckversicherungs A.G. (Registered)	2,446	457,639
Rheinmetall A.G.(a)	3,200	148,145
RWE A.G.(a)	4,200	156,620
SAP A.G.	9,056	725,743
Siemens A.G. (Registered)	6,570	707,786
Sky Deutschland A.G.(a)*	20,339	112,225
Symrise A.G.(a)	14,210	563,081
Volkswagen A.G.	1,800	338,667

		9,769,369

Greece — 0.6%
Coca Cola Hellenic Bottling Co. S.A. ADR*	34,344	919,045

Hong Kong — 2.5%
AIA Group Ltd.	393,000	1,722,583
Cheung Kong Holdings Ltd.	19,982	295,437
China Mobile Ltd.	15,000	158,916

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Hong Kong (Continued)
CITIC Pacific Ltd.	79,000	$102,952
First Pacific Co. Ltd.	88,000	119,523
Hong Kong & China Gas Co. Ltd.	212,030	619,331
Huabao International Holdings Ltd.	299,000	129,949
Johnson Electric Holdings Ltd.	294,500	219,424
Kingboard Chemical Holdings Ltd.	45,500	130,015
Link REIT	9,798	53,410
Singamas Container Holdings Ltd.	568,000	148,271
Yue Yuen Industrial Holdings Ltd.	56,500	184,281

		3,884,092

India — 1.2%
Infosys Ltd. ADR(a)	31,647	1,706,090
Tata Motors Ltd. ADR	5,461	133,303

		1,839,393

Indonesia — 0.1%
Bank Rakyat Indonesia Persero Tbk PT	166,000	149,835

Ireland — 1.2%
Bank of Ireland*	191,512	37,590
Covidien PLC	10,960	743,526
Experian PLC	27,988	486,745
James Hardie Industries PLC CDI	23,046	241,071
Kerry Group PLC, Class A	2,400	143,085
Ryanair Holdings PLC ADR	6,438	268,980

		1,920,997

Israel — 0.4%
Bank Hapoalim B.M.*	41,600	188,768
Check Point Software Technologies Ltd.(a)*	6,615	310,839
Israel Discount Bank Ltd., Class A*	82,100	140,647

		640,254

Italy — 1.0%
Enel S.p.A.	71,600	234,849
Eni S.p.A.	28,581	641,782
Finmeccanica S.p.A.*	20,300	98,087
Luxottica Group S.p.A.	3,736	187,651
Prada S.p.A.	27,800	284,548
Telecom Italia S.p.A.	161,800	114,907

		1,561,824

Japan — 13.7%
Amada Co. Ltd.	47,663	318,479
Aozora Bank Ltd.	64,000	179,487
Bank of Yokohama Ltd.	159,014	920,621
Daikin Industries Ltd.	3,500	137,197
Daito Trust Construction Co. Ltd.	1,600	136,315

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
FANUC Corp.	300	$46,178
Fast Retailing Co. Ltd.	400	130,238
Fuji Heavy Industries Ltd.	25,000	388,007
Fuji Seal International, Inc.	8,900	221,519
Geo Holdings Corp.	200	251,766
Heiwa Corp.	7,200	144,176
Hitachi Ltd.	14,000	80,756
Inpex Corp.	77	408,987
Isuzu Motors Ltd.	14,000	82,541
Japan Exchange Group, Inc.(a)	4,334	392,723
Japan Tobacco, Inc.	8,500	270,887
J-Oil Mills, Inc.	51,000	158,198
Kaken Pharmaceutical Co. Ltd.	13,000	238,084
KDDI Corp.	10,400	427,556
Keihin Corp.	6,000	83,115
Keiyo Bank Ltd.	31,000	175,854
Kissei Pharmaceutical Co. Ltd.	6,500	136,719
Kubota Corp.	16,000	227,418
Lawson, Inc.	4,800	369,682
Makita Corp.	7,900	358,767
Marubeni Corp.	44,000	328,592
Matsumotokiyoshi Holdings Co. Ltd.	8,900	257,352
Miraca Holdings, Inc.	2,400	116,896
Mitsubishi Corp.	44,242	819,183
Mitsubishi Estate Co. Ltd.	4,000	110,310
Mitsubishi Heavy Industries Ltd.	23,000	130,717
Mizuho Financial Group, Inc.	98,200	207,593
Morinaga Milk Industry Co. Ltd.	52,000	158,538
MS&AD Insurance Group Holdings	23,308	511,545
Murata Manufacturing Co. Ltd.	2,400	178,722
Nichii Gakkan Co.	17,400	154,712
Nihon Kohden Corp.	4,100	142,859
Nintendo Co. Ltd.	3,181	341,636
Nippon Electric Glass Co. Ltd.	14,000	71,089
Nippon Flour Mills Co. Ltd.	49,000	225,389
Nippon Telegraph & Telephone Corp.	9,000	392,468
Nippon Television Holdings, Inc.	16,000	239,486
Nishi-Nippon City Bank Ltd.	46,000	144,155
NKSJ Holdings, Inc.	22,736	474,356
North Pacific Bank Ltd.	38,400	129,312
NS Solutions Corp.	6,800	129,376
NTT DOCOMO, Inc.	200	301,907
ORIX Corp.	83,000	1,050,119
Otsuka Holdings Co. Ltd.	13,200	462,740
Rakuten, Inc.	15,100	153,510

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sankyu, Inc.	46,000	$204,260
Sega Sammy Holdings, Inc.	8,500	172,555
Shin-Etsu Chemical Co. Ltd.	7,900	524,513
Shionogi & Co. Ltd.	11,800	243,559
SMC Corp.	2,919	563,737
Sugi Holdings Co. Ltd.	7,309	260,107
Sumitomo Corp.	18,700	234,011
Sumitomo Mitsui Financial Group, Inc.	13,100	525,336
Sumitomo Mitsui Trust Holdings, Inc.	157,007	738,876
Suzuki Motor Corp.	33,766	757,211
Sysmex Corp.	2,400	147,618
THK Co. Ltd.	22,917	442,589
Toagosei Co. Ltd.	53,000	230,276
Toho Holdings Co. Ltd.	9,000	208,042
Toyota Motor Corp.	11,700	604,047
Unicharm Corp.(a)	25,000	1,479,258
Yahoo Japan Corp.	742	341,303
Yokohama Rubber Co. Ltd.	16,000	183,906

		21,379,036

Macau — 0.1%
Sands China Ltd.	34,000	176,378

Malaysia — 1.7%
Axiata Group Bhd.	843,100	1,797,016
CIMB Group Holdings Bhd.	180,200	444,026
Public Bank Bhd. (Registered)	73,800	388,007

		2,629,049

Mexico — 1.1%
Fomento Economico Mexicano S.A.B. de C.V. ADR	1,419	161,057
Grupo Televisa S.A.B. ADR	37,340	993,617
Kimberly-Clark de Mexico S.A.B. de C.V., Series A	179,644	627,008

		1,781,682

Netherlands — 2.0%
Akzo Nobel N.V.	2,709	172,131
ASML Holding N.V.	3,677	247,569
Gemalto N.V.(a)	1,579	137,799
Heineken N.V.	8,629	651,368
ING Groep N.V. CVA*	29,600	212,728
Koninklijke Ahold N.V.	24,600	377,201
Koninklijke Vopak N.V.	702	42,343
Royal Dutch Shell PLC, Class B	25,700	855,201
Unilever N.V. CVA	10,272	421,093

		3,117,433

Norway — 1.1%
DNB ASA	24,294	357,531

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Norway (Continued)
Norsk Hydro ASA	69,330	$301,538
Petroleum Geo-Services ASA	5,244	81,235
Statoil ASA	18,606	454,282
Telenor ASA	7,638	167,516
Yara International ASA	6,900	313,840

		1,675,942

Peru — 0.1%
Credicorp Ltd.	1,215	201,751

Poland — 1.1%
Bank Pekao S.A.	28,142	1,357,069
Telekomunikacja Polska S.A.	213,647	437,673

		1,794,742

Portugal — 0.1%
Jeronimo Martins SGPS S.A.	8,578	167,028

Qatar — 0.1%
Industries Qatar QSC	3,080	136,070

Singapore — 0.8%
Biosensors International Group Ltd.(a)*	265,722	280,827
DBS Group Holdings Ltd.	20,000	258,734
Golden Agri-Resources Ltd.(a)	1,243,799	582,908
United Overseas Bank Ltd.	10,000	164,610

		1,287,079

South Africa — 3.9%
AngloGold Ashanti Ltd.	25,940	609,433
Aspen Pharmacare Holdings Ltd.*	46,046	956,367
Discovery Ltd.	18,643	158,581
FirstRand Ltd.	39,219	137,392
Impala Platinum Holdings Ltd.	9,689	142,660
Shoprite Holdings Ltd.	30,000	596,560
Standard Bank Group Ltd.	122,970	1,583,217
Tiger Brands Ltd.	57,696	1,844,671

		6,028,881

South Korea — 2.5%
E-Mart Co. Ltd.	1,515	299,568
LG Electronics, Inc.	5,275	384,507
NHN Corp.	2,093	521,087
Samsung Electronics Co. Ltd.	568	779,558
Samsung Fire & Marine Insurance Co. Ltd.	6,944	1,360,589
Shinhan Financial Group Co. Ltd.	16,110	584,976

		3,930,285

Spain — 1.1%
Banco Bilbao Vizcaya Argentaria S.A.	16,400	143,008
Banco Santander S.A.	30,500	206,331

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Spain (Continued)
Distribuidora Internacional de Alimentacion S.A.	13,672	$94,649
Gas Natural SDG S.A.	13,100	232,174
Grifols S.A.*	5,308	197,377
Inditex S.A.	4,249	566,240
Repsol S.A.	8,500	172,951
Telefonica S.A.	5,600	75,695

		1,688,425

Sweden — 1.8%
Atlas Copco AB, Class A	17,516	499,121
BillerudKorsnas AB	12,300	118,679
Boliden AB	13,400	216,157
Oriflame Cosmetics S.A. SDR	5,200	177,342
Saab AB, Class B	9,100	197,199
SKF AB, Class B(a)	4,977	121,775
Svenska Cellulosa AB, Class B	10,589	273,407
Telefonaktiebolaget LM Ericsson, Class B	77,746	970,072
Trelleborg AB, Class B	2,300	31,603
Volvo AB, Class B(a)	15,654	228,095

		2,833,450

Switzerland — 8.0%
Adecco S.A. (Registered)*	2,070	113,505
Baloise Holding A.G. (Registered)	3,300	309,299
BKW A.G.	400	14,145
Cie Financiere Richemont S.A., Class A (Bearer)	2,376	186,779
Credit Suisse Group A.G. (Registered)	14,100	372,120
Foster Wheeler A.G.*	15,122	345,538
Geberit A.G. (Registered)	1,454	358,207
Georg Fischer A.G. (Registered)	500	212,031
Glencore International PLC	77,405	420,849
Holcim Ltd. (Registered)	5,043	402,332
Lonza Group A.G. (Registered)*	1,100	71,436
Nestle S.A. (Registered)	20,322	1,470,216
Noble Corp.	18,280	697,382
Novartis A.G. (Registered)	19,377	1,379,864
OC Oerlikon Corp. A.G. (Registered)*	9,100	108,285
Partners Group Holding A.G.	1,598	394,558
Petroplus Holdings A.G.(a)(b)*	12,100	—
Roche Holding A.G. (Genusschein)	9,283	2,167,331
Swiss Life Holding A.G. (Registered)	1,400	207,745
Swiss Re A.G.	5,100	415,058
Syngenta A.G. (Registered)	1,806	754,873
UBS A.G. (Registered)	36,014	553,073
Valora Holding A.G. (Registered)	1,000	204,338
Wolseley PLC	14,428	721,049
Xstrata PLC	20,841	339,702

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Switzerland (Continued)
Zurich Insurance Group A.G.	800	$222,800

		12,442,515

Taiwan — 1.8%
Delta Electronics, Inc.	135,000	575,621
Taiwan Semiconductor Manufacturing Co. Ltd.	470,000	1,579,634
Uni-President Enterprises Corp.	309,478	585,785

		2,741,040

Thailand — 0.8%
Kasikornbank PCL (Registered)	116,900	846,263
Siam Commercial Bank PCL (Registered)	59,700	366,945

		1,213,208

Turkey — 0.6%
Anadolu Efes Biracilik Ve Malt Sanayii A/S	45,552	742,709
Turkiye Halk Bankasi A/S	11,895	128,529

		871,238

United Kingdom — 15.2%
Aggreko PLC	2,322	63,131
Alent PLC*	17,600	101,003
Anglo American PLC	14,211	365,831
Antofagasta PLC	3,871	57,964
Aon PLC	4,157	255,655
ARM Holdings PLC	25,852	363,657
Ashtead Group PLC	17,982	160,904
Associated British Foods PLC	4,488	129,688
AstraZeneca PLC	11,500	578,230
Aviva PLC	27,600	124,356
Babcock International Group PLC	17,895	296,569
BAE Systems PLC	58,200	349,340
Barclays PLC	85,000	376,719
Berkeley Group Holdings PLC	10,620	329,551
BG Group PLC	14,188	243,563
BP PLC	69,100	485,269
BP PLC ADR	10,290	435,782
British American Tobacco PLC	6,265	335,445
BT Group PLC	99,100	417,567
Burberry Group PLC	7,393	149,430
Cable & Wireless Communications PLC	318,700	203,658
Capita PLC	11,176	152,945
Compass Group PLC	37,974	485,217
Debenhams PLC	134,100	168,882
Diageo PLC	35,213	1,108,821
Firstgroup PLC	42,200	129,418
GlaxoSmithKline PLC	42,667	998,691
Hiscox Ltd.	16,651	139,329

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
HSBC Holdings PLC	39,100	$416,254
HSBC Holdings PLC (Hong Kong Exchange)	48,400	512,447
InterContinental Hotels Group PLC	18,111	553,726
Intertek Group PLC	2,809	145,122
John Wood Group PLC	20,915	276,815
Johnson Matthey PLC	9,461	330,936
Kazakhmys PLC	16,500	98,506
Legal & General Group PLC	96,700	253,972
Lloyds Banking Group PLC*	126,759	94,310
Lonmin PLC*	7,416	32,829
Marks & Spencer Group PLC	54,000	320,095
Old Mutual PLC	66,400	205,449
Rolls-Royce Holdings PLC*	23,035	395,825
SABMiller PLC	36,875	1,942,046
Schroders PLC	1,330	42,810
Standard Chartered PLC	35,190	911,597
Telecity Group PLC	21,561	296,719
Trinity Mirror PLC*	75,700	108,433
Tullow Oil PLC	51,828	970,102
Unilever PLC	73,568	3,121,291
Vesuvius PLC	17,600	94,727
Vodafone Group PLC	126,300	358,484
Vodafone Group PLC ADR	25,240	717,068
Weir Group PLC	10,506	361,588
WH Smith PLC	20,000	227,232
Whitbread PLC	4,352	170,424
Willis Group Holdings PLC	21,780	860,092
WM Morrison Supermarkets PLC	88,000	369,577
WPP PLC	17,940	286,945
WS Atkins PLC	16,000	221,947

		23,703,983

United States — 2.1%
Boart Longyear Ltd.	28,700	38,422
Colgate-Palmolive Co.	8,869	1,046,808
Philip Morris International, Inc.	5,810	538,645
Schlumberger Ltd.	13,774	1,031,535
Western Digital Corp.	13,517	679,635

		3,335,045

TOTAL COMMON STOCK (cost $129,611,250)		142,624,765

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Shares	Value
PREFERRED STOCK — 0.4%
Germany — 0.4%
Henkel A.G. & Co. KGaA(a)	6,460	$621,985

TOTAL PREFERRED STOCK (cost $287,129)		621,985

Total (cost $129,898,379)		143,246,750

	Units	Value
INVESTMENT FUNDS — 7.6%
Collective Investment Funds — 3.1%
ABA Members Collateral Fund(c)	4,843,315	$4,772,245

Collective Investment Funds — 4.5%
iShares MSCI Emerging Markets Index(d)	496,474	6,981,416

TOTAL INVESTMENT FUNDS (cost $11,536,684)		11,753,661

SHORT-TERM INVESTMENTS — 2.9%
Affiliated Funds — 2.9%
Northern Trust Global Investments — Collective Short-Term Investment Fund(e)	4,518,357	4,518,357

TOTAL SHORT-TERM INVESTMENTS (cost $4,518,357)		4,518,357

TOTAL INVESTMENTS — 102.4% (cost $145,953,420)		159,518,768
Liabilities Less Other Assets — (2.4)%		(3,687,920)

NET ASSETS — 100.0%		$155,830,848

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Represents security purchased with cash collateral received for securities on loan.
(d)	This fund is a regulated investment company (RIC).
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.
ADR — American Depositary Receipt
CDI — Chess Depositary Interests
CVA — Certificaten Van Aandelen
MSCI — Morgan Stanley Capital International

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

As of March 31, 2013, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Chase Manhattan Bank New York	Australian Dollar	9,495	$9,895	04/04/13	$(12)
Purchase	Chase Manhattan Bank New York	British Pound	22,652	34,401	04/04/13	16
Purchase	UBS Securities New York	Euro	25,029	32,109	04/04/13	(24)
Purchase	Mellon Bank Pittsburgh	Japanese Yen	48,659,000	527,356	04/16/13	(10,395)
Purchase	The Bank of New York Mellon	Japanese Yen	58,030,000	603,932	04/16/13	12,587
Purchase	State Street Bank New York	Euro	672,179	897,434	04/17/13	(35,705)
Purchase	State Street Boston DTC	Euro	591,821	775,640	04/17/13	(16,931)
Purchase	Morgan Stanley & Co. New York	British Pound	330,000	521,100	04/18/13	(19,731)
Purchase	Morgan Stanley & Co. New York	British Pound	322,000	480,793	04/18/13	8,422
Purchase	Morgan Stanley & Co. New York	Swiss Franc	120,000	129,993	04/19/13	(3,554)
Sale	CSFB New York	British Pound	20,541	31,099	04/02/13	(113)
Sale	The Bank of New York Mellon	Japanese Yen	21,917,000	229,030	04/16/13	(3,819)
Sale	The Bank of New York Mellon	Japanese Yen	36,113,000	389,777	04/16/13	6,107
Sale	Mellon Bank Pittsburgh	Japanese Yen	24,019,000	266,913	04/16/13	11,732
Sale	The Bank of New York Mellon	Japanese Yen	24,640,000	276,766	04/16/13	14,987
Sale	State Street Boston DTC	Euro	431,000	574,346	04/17/13	21,808
Sale	State Street Boston DTC	Euro	428,000	572,343	04/17/13	23,651
Sale	State Street Boston DTC	Euro	405,000	549,800	04/17/13	30,593
Sale	Morgan Stanley & Co. New York	British Pound	322,000	480,973	04/18/13	(8,242)
Sale	Morgan Stanley & Co. New York	British Pound	330,000	523,648	04/18/13	22,279
Sale	Morgan Stanley & Co. New York	Swiss Franc	120,000	128,573	04/19/13	2,135

						$55,791

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $1,284,885 and $1,098,624, respectively)	$1,416,166	$1,205,382
Large Cap Equity Fund (cost $952,072 and $672,063, respectively)	1,052,280	700,733
Small Mid Cap Equity Fund (cost $129,671 and $94,442, respectively)	147,350	99,055
Receivable for fund units sold	1,229	9,634

Total assets	2,617,025	2,014,804

Liabilities
Due to custodian	—	8
Payable for investments purchased	1,229	—

Total liabilities	1,229	8

Net Assets (equivalent to $18.15 and $17.15 per unit based on 144,119 and 117,463 units outstanding, respectively)	$2,615,796	$2,014,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 17, 2012(a) to March 31, 2012
Investment income
Interest — affiliated issuers	$34	$—

Total investment income	34	—

Expenses
Other fees	27	—

Net investment income (loss)	7	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	14,535	543
Large Cap Equity Fund	2,855	348
Small-Mid Cap Equity Fund	332	46

Net realized gain (loss)	17,722	937

Change in net unrealized appreciation (depreciation) on:
Investments	109,127	18,471

Change in net unrealized appreciation (depreciation)	109,127	18,471

Net realized and unrealized gain (loss)	126,849	19,408

Net increase (decrease) in net assets resulting from operations	$126,856	$19,408

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2013 to March 31, 2013
From operations
Net investment income (loss)	$7
Net realized gain (loss)	17,722
Change in net unrealized appreciation (depreciation)	109,127

Net increase (decrease) in net assets resulting from operations	126,856

From unitholder transactions
Proceeds from units issued	585,311
Cost of units redeemed	(111,167)

Net increase (decrease) in net assets from unitholder transactions	474,144

Net increase (decrease) in net assets	601,000
Net Assets
Beginning of period	2,014,796

End of period	$2,615,796

Number of units
Outstanding-beginning of period	117,463
Issued	32,947
Redeemed	(6,291)

Outstanding-end of period	144,119

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 17, 2012(a) to March 31, 2012
Net investment income (loss)	$—	$—
Net realized and unrealized gain (loss)	1.00	1.40

Net increase (decrease) in unit value	1.00	1.40
Net asset value at beginning of period	17.15	15.00

Net asset value at end of period	$18.15	$16.40

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(b)*	0.00%	0.00%
Portfolio turnover(c)**	8%	6%
Total return**	5.83%	9.33%
Net assets at end of period (in thousands)	$2,616	$534

(a)	Commencement of operations.
(b)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(c)	With respect to the portion of the Fund’s assets invested in International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, portfolio turnover reflects purchases and sales of the International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.142% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
International All Cap Equity Fund	47,548	$1,416,166
Large Cap Equity Fund	58,981	1,052,280
Small-Mid Cap Equity Fund	7,255	147,350

TOTAL INVESTMENT FUNDS (cost $2,366,628)		2,615,796

TOTAL INVESTMENTS — 100.0% (cost $2,366,628)		2,615,796
Other Assets Less Liabilities — 0.0%		—

NET ASSETS — 100.0%		$2,615,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $92,570,592 and $92,196,892, respectively)	$99,988,000	$100,415,445
Receivable for fund units sold	805	161,936
Other assets	3,126	2,799

Total assets	99,991,931	100,580,180

Liabilities
Payable for investments purchased	805	161,936
Investment advisory fee payable	9,830	9,837
ING — program fee payable	41,582	44,956
Trustee, management and administration fees payable	7,298	7,925
ABA Retirement Funds — program fee payable	5,922	6,430
Payable for legal and audit services	8,664	10,155
Payable for compliance consultant fees	5,775	—	(a)
Payable for reports to unitholders	1,595	—	(b)
Payable for registration fee	12,853	—	(c)
Other accruals	3,687	22,177

Total liabilities	98,011	263,416

Net Assets (equivalent to $13.58 and $13.62 per unit based on 7,356,696 and 7,363,146 units outstanding, respectively)	$99,893,920	$100,316,764

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.
(c)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	127,168	108,698
Trustee, management and administration fees	21,686	19,153
Investment advisory fee	9,868	8,172
ABA Retirement Funds — program fee	17,577	15,545
Legal and audit fees	8,860	6,009
Compliance consultant fees	3,208	3,577
Reports to unitholders	458	429
Registration fees	3,605	4,177
Other fees	977	863

Total expenses	193,407	166,623

Less: Expense reimbursement	(2,804)	(3,438)

Net expenses	190,603	163,185

Net investment income (loss)	(190,603)	(163,185)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	654,251	487,478

Net realized gain (loss)	654,251	487,478

Change in net unrealized appreciation (depreciation) on:
Investments	(801,145)	(251,033)

Change in net unrealized appreciation (depreciation)	(801,145)	(251,033)

Net realized and unrealized gain (loss)	(146,894)	236,445

Net increase (decrease) in net assets resulting from operations	$(337,497)	$73,260

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(190,603)
Net realized gain (loss)	654,251
Change in net unrealized appreciation (depreciation)	(801,145)

Net increase (decrease) in net assets resulting from operations	(337,497)

From unitholder transactions
Proceeds from units issued	8,456,568
Cost of units redeemed	(8,541,915)

Net increase (decrease) in net assets from unitholder transactions	(85,347)

Net increase (decrease) in net assets	(422,844)
Net Assets
Beginning of period	100,316,764

End of period	$99,893,920

Number of units
Outstanding-beginning of period	7,363,146
Issued	623,670
Redeemed	(630,120)

Outstanding-end of period	7,356,696

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.02)

Net investment income (loss)	(0.03)	(0.02)
Net realized and unrealized gain (loss)	(0.01)	0.03

Net increase (decrease) in unit value	(0.04)	0.01
Net asset value at beginning of period	13.62	13.18

Net asset value at end of period	$13.58	$13.19

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.76%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.76)%
Portfolio turnover**,†††	4%	4%
Total return**	(0.29)%	0.08%
Net assets at end of period (in thousands)	$99,894	$88,287

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,976,069	$99,988,000

TOTAL INVESTMENT FUNDS (cost $92,570,592)		99,988,000

TOTAL INVESTMENTS — 100.1% (cost $92,570,592)		99,988,000
Liabilities Less Other Assets — (0.1)%		(94,080)

NET ASSETS — 100.0%		$99,893,920

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $167 and $0, respectively)	$167	$—
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $95,595,265 and $88,745,584, respectively)	122,040,804	104,486,674
Receivable for fund units sold	110,073	399,790
Other assets	3,282	2,933

Total assets	122,154,326	104,889,397

Liabilities
Due to custodian	167	—
Payable for investments purchased	110,073	399,790
Investment advisory fee payable	5,642	5,094
ING — program fee payable	52,514	47,540
Trustee, management and administration fees payable	9,226	8,891
ABA Retirement Funds — program fee payable	7,480	6,795
Payable for legal and audit services	9,635	—	(a)
Payable for compliance consultant fees	6,177	—	(b)
Other Accruals	18,729	34,336

Total liabilities	219,643	502,446

Net Assets (equivalent to $23.07 and $20.89 per unit based on 5,286,287 and 4,996,791 units outstanding, respectively)	$121,934,683	$104,386,951

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Interest	$—	$8

Total investment income	—	8

Expenses
ING — program fee	145,465	98,217
Trustee, management and administration fees	24,806	16,803
Investment advisory fee	5,666	4,222
ABA Retirement Funds — program fee	20,106	14,046
Legal and audit fees	10,082	5,456
Compliance consultant fees	3,650	3,248
Reports to unitholders	522	390
Registration fees	4,102	3,794
Other fees	1,114	779

Total expenses	215,513	146,955

Less: Expense reimbursement	(2,937)	(3,093)

Net expenses	212,576	143,862

Net investment income (loss)	(212,576)	(143,854)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	632,691	486,264

Net realized gain (loss)	632,691	486,264

Change in net unrealized appreciation (depreciation) on:
Investments	10,704,449	8,662,763

Change in net unrealized appreciation (depreciation)	10,704,449	8,662,763

Net realized and unrealized gain (loss)	11,337,140	9,149,027

Net increase (decrease) in net assets resulting from operations	$11,124,564	$9,005,173

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(212,576)
Net realized gain (loss)	632,691
Change in net unrealized appreciation (depreciation)	10,704,449

Net increase (decrease) in net assets resulting from operations	11,124,564

From unitholder transactions
Proceeds from units issued	13,086,080
Cost of units redeemed	(6,662,912)

Net increase (decrease) in net assets from unitholder transactions	6,423,168

Net increase (decrease) in net assets	17,547,732
Net Assets
Beginning of period	104,386,951

End of period	$121,934,683

Number of units
Outstanding-beginning of period	4,996,791
Issued	589,195
Redeemed	(299,699)

Outstanding-end of period	5,286,287

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$— (a)
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	2.22	2.29

Net increase (decrease) in unit value	2.18	2.25
Net asset value at beginning of period	20.89	18.14

Net asset value at end of period	$23.07	$20.39

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.75%	0.73%
Ratio of net investment income (loss) to average net assets*	(0.75)%	(0.73)%
Portfolio turnover**,†††	2%	2%
Total return**	10.44%	12.40%
Net assets at end of period (in thousands)	$121,935	$86,148

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	4,396,758	$122,040,804

TOTAL INVESTMENT FUNDS (cost $95,595,265)		122,040,804

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	167	167

TOTAL SHORT-TERM INVESTMENTS (cost $167)		167

TOTAL INVESTMENTS — 100.1% (cost $95,595,432)		122,040,971
Liabilities Less Other Assets — (0.1)%		(106,288)

NET ASSETS — 100.0%		$121,934,683

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $216,632,781 and $216,818,070, respectively)	$315,357,847	$285,693,611
Receivable for fund units sold	46,223	140,978
Other assets	9,133	9,177

Total assets	315,413,203	285,843,766

Liabilities
Payable for investments purchased	46,223	140,978
Investment advisory fee payable	29,969	28,206
ING — program fee payable	134,254	118,738
Trustee, management and administration fees payable	23,611	21,657
ABA Retirement Funds — program fee payable	19,122	16,973
Payable for legal and audit services	26,006	33,196
Payable for compliance consultant fees	18,008	22,147
Payable for reports to unitholders	5,765	4,375
Payable for registration fees	36,984	—	(a)
Other accruals	11,534	42,440

Total liabilities	351,476	428,710

Net Assets (equivalent to $45.69 and $41.20 per unit based on 6,895,892 and 6,927,066 units outstanding, respectively)	$315,061,727	$285,415,056

(a)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	386,797	359,157
Trustee, management and administration fees	65,959	62,567
Investment advisory fee	30,415	32,501
ABA Retirement Funds — program fee	53,462	51,363
Legal and audit fees	26,855	19,899
Compliance consultant fees	9,724	11,845
Reports to unitholders	1,389	1,422
Registration fees	10,928	13,835
Other fees	2,963	2,843

Total expenses	588,492	555,432

Less: Expense reimbursement	(8,575)	(11,359)

Net expenses	579,917	544,073

Net investment income (loss)	(579,917)	(544,073)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,771,293	1,722,847

Net realized gain (loss)	1,771,293	1,722,847

Change in net unrealized appreciation (depreciation) on:
Investments	29,849,525	32,638,648

Change in net unrealized appreciation (depreciation)	29,849,525	32,638,648

Net realized and unrealized gain (loss)	31,620,818	34,361,495

Net increase (decrease) in net assets resulting from operations	$31,040,901	$33,817,422

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three-month period ended March 31, 2013
From operations
Net investment income (loss)	$(579,917)
Net realized gain (loss)	1,771,293
Change in net unrealized appreciation (depreciation)	29,849,525

Net increase (decrease) in net assets resulting from operations	31,040,901

From unitholder transactions
Proceeds from units issued	9,387,361
Cost of units redeemed	(10,781,591)

Net increase (decrease) in net assets from unitholder transactions	(1,394,230)

Net increase (decrease) in net assets	29,646,671
Net Assets
Beginning of period	285,415,056

End of period	$315,061,727

Number of units
Outstanding-beginning of period	6,927,066
Issued	214,940
Redeemed	(246,114)

Outstanding-end of period	6,895,892

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.08)	(0.07)

Net investment income (loss)	(0.08)	(0.07)
Net realized and unrealized gain (loss)	4.57	4.58

Net increase (decrease) in unit value	4.49	4.51
Net asset value at beginning of period	41.20	35.67

Net asset value at end of period	$45.69	$40.18

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.76%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.76)%
Portfolio turnover**,†††	1%	2%
Total return**	10.90%	12.64%
Net assets at end of period (in thousands)	$315,062	$299,032

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	14,727,401	$315,357,847

TOTAL INVESTMENT FUNDS (cost $216,632,781)		315,357,847

TOTAL INVESTMENTS — 100.1% (cost $216,632,781)		315,357,847
Liabilities Less Other Assets — (0.1)%		(296,120)

NET ASSETS — 100.0%		$315,061,727

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $71,969,598 and $65,155,641, respectively)	$93,192,478	$76,157,109
Receivable for fund units sold	16,918	255,197
Other assets	2,495	2,269

Total assets	93,211,891	76,414,575

Liabilities
Payable for investments purchased	16,918	255,197
Investment advisory fee payable	8,271	7,503
ING — program fee payable	40,122	33,171
Trustee, management and administration fees payable	7,068	6,275
ABA Retirement Funds — program fee payable	5,704	4,714
Payable for legal and audit services	7,278	—	(a)
Payable for compliance consultant fees	4,725	—	(b)
Payable for registration fees	10,167	—	(c)
Payable for reports to unitholders	1,370	—	(d)
Other accruals	2,985	26,292

Total liabilities	104,608	333,152

Net Assets (equivalent to $31.89 and $28.16 per unit based on 2,919,364 and 2,701,428 units outstanding, respectively)	$93,107,283	$76,081,423

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for registration fees is included in other accruals.
(d)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	109,095	83,446
Trustee, management and administration fees	18,604	14,269
Investment advisory fee	8,286	6,654
ABA Retirement Funds — program fee	15,079	11,933
Legal and audit fees	7,559	4,631
Compliance consultant fees	2,737	2,757
Reports to unitholders	391	331
Registration fees	3,075	3,220
Other fees	834	661

Total expenses	165,660	127,902

Less: Expense reimbursement	(2,194)	(2,630)

Total expenses	163,466	125,272

Net investment income (loss)	(163,466)	(125,272)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	367,795	338,982

Net realized gain (loss)	367,795	338,982

Change in net unrealized appreciation (depreciation) on:
Investments	10,221,412	7,830,444

Change in net unrealized appreciation (depreciation)	10,221,412	7,830,444

Net realized and unrealized gain (loss)	10,589,207	8,169,426

Net increase (decrease) in net assets resulting from operations	$10,425,741	$8,044,154

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(163,466)
Net realized gain (loss)	367,795
Change in net unrealized appreciation (depreciation)	10,221,412

Net increase (decrease) in net assets resulting from operations	10,425,741

From unitholder transactions
Proceeds from units issued	11,861,545
Cost of units redeemed	(5,261,426)

Net increase (decrease) in net assets from unitholder transactions	6,600,119

Net increase (decrease) in net assets	17,025,860
Net Assets
Beginning of period	76,081,423

End of period	$93,107,283

Number of units
Outstanding-beginning of period	2,701,428
Issued	390,767
Redeemed	(172,831)

Outstanding-end of period	2,919,364

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.06)	(0.05)

Net investment income (loss)	(0.06)	(0.05)
Net realized and unrealized gain (loss)	3.79	3.25

Net increase (decrease) in unit value	3.73	3.20
Net asset value at beginning of period	28.16	24.07

Net asset value at end of period	$31.89	$27.27

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.75%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.75)%
Portfolio turnover**,†††	1%	2%
Total return**	13.25%	13.29%
Net assets at end of period (in thousands)	$93,107	$71,692

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	2,097,654	$93,192,478

TOTAL INVESTMENT FUNDS (cost $71,969,598)		93,192,478

TOTAL INVESTMENTS — 100.1% (cost $ 71,969,598)		93,192,478
Liabilities Less Other Assets — (0.1)%		(85,195)

NET ASSETS — 100.0%		$93,107,283

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $41,991,076 and $37,426,620, respectively)	$51,269,206	$42,030,745
Cash	119	—
Receivable for investments sold	—	167,075
Receivable for fund units sold	20,018	143,028
Other assets	1,337	1,258

Total assets	51,290,680	42,342,106

Liabilities
Due to custodian	—	167,075
Payable for investments purchased	20,018	143,028
Investment advisory fee payable	4,646	4,120
ING — program fee payable	22,073	18,775
Trustee, management and administration fees payable	3,890	3,490
ABA Retirement Funds — program fee payable	3,149	2,655
Payable for legal and audit services	3,972	—	(a)
Payable for compliance consultant fees	2,595	—	(b)
Payable for reports to unitholders	757	—	(c)
Payable for registration fees	5,431	—	(d)
Other accruals	1,627	14,454

Total liabilities	68,158	353,597

Net Assets (equivalent to $31.97 and $28.51 per unit based on 1,602,113 and 1,472,977 units outstanding, respectively)	$51,222,522	$41,988,509

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.
(d)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Interest	$119	$—

Total investment income	119	—

Expenses
ING — program fee	59,821	45,070
Trustee, management and administration fees	10,201	7,740
Investment advisory fee	4,682	3,655
ABA Retirement Funds — program fee	8,269	6,445
Legal and audit fees	4,148	2,502
Compliance consultant fees	1,502	1,489
Reports to unitholders	215	179
Registration fees	1,688	1,740
Other fees	458	357

Total expenses	90,984	69,177

Less: Expense reimbursement	(1,199)	(1,422)

Net expenses	89,785	67,755

Net investment income (loss)	(89,666)	(67,755)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	672,769	173,033

Net realized gain (loss)	672,769	173,033

Change in net unrealized appreciation (depreciation) on:
Investments	4,674,005	3,870,039

Change in net unrealized appreciation (depreciation)	4,674,005	3,870,039

Net realized and unrealized gain (loss)	5,346,774	4,043,072

Net increase (decrease) in net assets resulting from operations	$5,257,108	$3,975,317

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(89,666)
Net realized gain (loss)	672,769
Change in net unrealized appreciation (depreciation)	4,674,005

Net increase (decrease) in net assets resulting from operations	5,257,108

From unitholder transactions
Proceeds from units issued	7,890,188
Cost of units redeemed	(3,913,283)

Net increase (decrease) in net assets from unitholder transactions	3,976,905

Net increase (decrease) in net assets	9,234,013
Net Assets
Beginning of period	41,988,509

End of period	$51,222,522

Number of units
Outstanding-beginning of period	1,472,977
Issued	256,865
Redeemed	(127,729)

Outstanding-end of period	1,602,113

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.06)	(0.05)

Net investment income (loss)	(0.06)	(0.05)
Net realized and unrealized gain (loss)	3.52	3.07

Net increase (decrease) in unit value	3.46	3.02
Net asset value at beginning of period	28.51	24.70

Net asset value at end of period	$31.97	$27.72

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.75%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.75)%
Portfolio turnover**,†††	4%	2%
Total return**	12.14%	12.23%
Net assets at end of period (in thousands)	$51,223	$38,688

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,736,821	$51,269,206

TOTAL INVESTMENT FUNDS (cost $41,991,076)		51,269,206

TOTAL INVESTMENTS — 100.1% (cost $41,991,076)		51,269,206
Liabilities Less Other Assets — (0.1)%		(46,684)

NET ASSETS — 100.0%		$51,222,522

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $66,892,033 and $61,467,517, respectively)	$74,785,474	$67,809,542
Receivable for fund units sold	32,707	207,278
Other assets	1,914	1,837

Total assets	74,820,095	68,018,657

Liabilities
Payable for investments purchased	32,707	207,278
Investment advisory fee payable	21,147	19,331
ING — program fee payable	31,287	29,454
Trustee, management and administration fees payable	5,509	5,387
ABA Retirement Funds — program fee payable	4,467	4,198
Payable for legal and audit services	5,962	—	(a)
Payable for compliance consultant fees	3,945	—	(b)
Other accruals	11,618	22,416

Total liabilities	116,642	288,064

Net Assets (equivalent to $29.64 and $29.01 per unit based on 2,520,355 and 2,334,675 units outstanding, respectively)	$74,703,453	$67,730,593

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	90,967	66,925
Trustee, management and administration fees	15,513	11,620
Investment advisory fee	21,413	16,280
ABA Retirement Funds — program fee	12,573	9,571
Legal and audit fees	6,317	3,697
Compliance consultant fees	2,287	2,201
Reports to unitholders	327	264
Registration fees	2,571	2,570
Other fees	697	529

Total expenses	152,665	113,657

Less: Expense reimbursement	(1,829)	(2,108)

Net expenses	150,836	111,549

Net investment income (loss)	(150,836)	(111,549)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	65,160	83,086

Net realized gain (loss)	65,160	83,086

Change in net unrealized appreciation (depreciation) on:
Investments	1,551,416	5,383,677

Change in net unrealized appreciation (depreciation)	1,551,416	5,383,677

Net realized and unrealized gain (loss)	1,616,576	5,466,763

Net increase (decrease) in net assets resulting from operations	$1,465,740	$5,355,214

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(150,836)
Net realized gain (loss)	65,160
Change in net unrealized appreciation (depreciation)	1,551,416

Net increase (decrease) in net assets resulting from operations	1,465,740

From unitholder transactions
Proceeds from units issued	7,866,434
Cost of units redeemed	(2,359,314)

Net increase (decrease) in net assets from unitholder transactions	5,507,120

Net increase (decrease) in net assets	6,972,860
Net Assets
Beginning of period	67,730,593

End of period	$74,703,453

Number of units
Outstanding-beginning of period	2,334,675
Issued	265,305
Redeemed	(79,625)

Outstanding-end of period	2,520,355

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.06)	(0.06)

Net investment income (loss)	(0.06)	(0.06)
Net realized and unrealized gain (loss)	0.69	2.78

Net increase (decrease) in unit value	0.63	2.72
Net asset value at beginning of period	29.01	24.80

Net asset value at end of period	$29.64	$27.52

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.84)%
Portfolio turnover**,†††	1%	2%
Total return**	2.17%	10.97%
Net assets at end of period (in thousands)	$74,703	$55,439

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.040% and 0.050% for the periods March 31, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	5,318,267	$74,785,474

TOTAL INVESTMENT FUNDS (cost $66,892,033)		74,785,474

TOTAL INVESTMENTS — 100.1% (cost $66,892,033)		74,785,474
Liabilities Less Other Assets — (0.1)%		(82,021)

NET ASSETS — 100.0%		$74,703,453

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $14,713,158 and $14,285,644, respectively)	$15,882,226	$15,695,223
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $8,581,419 and $8,249,192, respectively)	7,938,018	7,639,436
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $6,838,004 and $7,212,379, respectively)	8,163,741	8,216,749
Receivable for investments sold	2,258	—
Receivable for fund units sold	—	94,335
Other assets	922	825

Total assets	31,987,165	31,646,568

Liabilities
Payable for investments purchased	—	94,335
Payable for fund units redeemed	2,258	—
Investment advisory fee payable	6,109	6,080
ING — program fee payable	13,280	14,834
Trustee, management and administration fees payable	2,334	2,638
ABA Retirement Funds — program fee payable	1,898	2,119
Payable for legal and audit services	2,718	—	(a)
Payable for compliance consultant fees	1,793	—	(b)
Payable for reports to unitholders	510	—	(c)
Payable for registration fees	3,998	—	(d)
Other accruals	1,120	10,234

Total liabilities	36,018	130,240

Net Assets (equivalent to $18.83 and $18.63 per unit based on 1,697,007 and 1,691,743 units outstanding, respectively)	$31,951,147	$31,516,328

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.
(d)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	40,482	29,893
Trustee, management and administration fees	6,903	5,225
Investment advisory fee	6,047	4,790
ABA Retirement Funds — program fee	5,595	4,275
Legal and audit fees	2,820	1,658
Compliance consultant fees	1,021	987
Reports to unitholders	146	119
Registration fees	1,148	1,153
Other fees	311	237

Total expenses	64,473	48,337

Less: Expense reimbursement	(868)	(945)

Net expenses	63,605	47,392

Net investment income (loss)	(63,605)	(47,392)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	362,077	152,042

Net realized gain (loss)	362,077	152,042

Change in net unrealized appreciation (depreciation) on:
Investments	47,211	591,384

Change in net unrealized appreciation (depreciation)	47,211	591,384

Net realized and unrealized gain (loss)	409,288	743,426

Net increase (decrease) in net assets resulting from operations	$345,683	$696,034

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(63,605)
Net realized gain (loss)	362,077
Change in net unrealized appreciation (depreciation)	47,211

Net increase (decrease) in net assets resulting from operations	345,683

From unitholder transactions
Proceeds from units issued	3,528,144
Cost of units redeemed	(3,439,008)

Net increase (decrease) in net assets from unitholder transactions	89,136

Net increase (decrease) in net assets	434,819
Net Assets
Beginning of period	31,516,328

End of period	$31,951,147

Number of units
Outstanding-beginning of period	1,691,743
Issued	188,276
Redeemed	(183,012)

Outstanding-end of period	1,697,007

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	0.24	0.58

Net increase (decrease) in unit value	0.20	0.54
Net asset value at beginning of period	18.63	17.47

Net asset value at end of period	$18.83	$18.01

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%	0.79%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.79)%
Portfolio turnover**,†††	8%	4%
Total return**	1.07%	3.09%
Net assets at end of period (in thousands)	$31,951	$25,498

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.018% and 0.020% for the periods March 31, 2013, and 2012 respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	948,276	$7,938,018
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	634,122	15,882,226
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	221,768	8,163,741

TOTAL INVESTMENT FUNDS (cost $30,132,581)		31,983,985

TOTAL INVESTMENTS — 100.1% (cost $30,132,581)		31,983,985
Liabilities Less Other Assets — (0.1)%		(32,838)

NET ASSETS — 100.0%		$31,951,147

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $893,358 and $682,898, respectively)	$921,746	$706,152
Investment Companies, at value:
AQR Risk Parity Fund, Class I (cost $601,118 and $457,469, respectively)	630,700	466,963
Receivable for fund units sold	238,567	1,000
Interest and dividends receivable	—	1,548
Other assets	263	251

Total assets	1,791,276	1,175,914

Liabilities
Due to custodian	552	—
Payable for investments purchased	238,567	2,548
ING — program fee payable	565	556
Trustee, management and administration fees payable	95	161
ABA Retirement Funds — program fee payable	81	79
Other accruals	364	353

Total liabilities	240,224	3,697

Net Assets (equivalent to $11.03 and $10.76 per unit based on 140,658 and 108,941 units outstanding, respectively)	$1,551,052	$1,172,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 17, 2012(a) to March 31, 2012
Investment income
Dividends	$1,100	$1,475

Total investment income	1,100	1,475

Expenses
ING — program fee	1,622	527
Trustee, management and administration fees	277	79
ABA Retirement Funds — program fee	224	76
Legal and audit fees	113	28
Compliance consultant fees	41	16
Reports to unitholders	6	2
Registration fees	46	19
Other fees	11	3

Total expenses	2,340	750

Less: Expense reimbursement	(155)	(17)

Net expenses	2,185	733

Net investment income (loss)	(1,085)	742

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	6,130	276

Net realized gain (loss)	6,130	276

Change in net unrealized appreciation (depreciation) on:
Investments	25,222	3,359

Change in net unrealized appreciation (depreciation)	25,222	3,359

Net realized and unrealized gain (loss)	31,352	3,635

Net increase (decrease) in net assets resulting from operations	$30,267	$4,377

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2013 to March 31, 2013
From operations
Net investment income (loss)	$(1,085)
Net realized gain (loss)	6,130
Change in net unrealized appreciation (depreciation)	25,222

Net increase (decrease) in net assets resulting from operations	30,267

From unitholder transactions
Proceeds from units issued	436,485
Cost of units redeemed	(87,917)

Net increase (decrease) in net assets from unitholder transactions	348,568

Net increase (decrease) in net assets	378,835
Net Assets
Beginning of period	1,172,217

End of period	$1,551,052

Number of units
Outstanding-beginning of period	108,941
Issued	39,742
Redeemed	(8,025)

Outstanding-end of period	140,658

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 17, 2012(a) to March 31, 2012
Investment income†	$0.01	$— (b)
Expenses†,††	(0.02)	— (b)

Net investment income (loss)	(0.01)	—
Net realized and unrealized gain (loss)	0.28	0.13

Net increase (decrease) in unit value	0.27	0.13
Net asset value at beginning of period	10.76	10.00

Net asset value at end of period	$11.03	$10.13

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.69%	0.73%
Ratio of net investment income (loss) to average net assets*	(0.34)%	0.74%
Portfolio turnover**,†††	7%	2%
Total return**	2.51%	1.30%
Net assets at end of period (in thousands)	$1,551	$674

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.714% and 0.711% for the periods ended March 31, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 59.4%
Wellington CIF II Real Total Return Fund	87,618	$921,746
Investment Companies — 40.7%
AQR Risk Parity Fund, Class I	52,427	630,700

TOTAL INVESTMENT FUNDS (cost $1,494,476)		1,552,446

TOTAL INVESTMENTS — 100.1% (cost $1,494,476)		1,552,446
Liabilities Less Other Assets — (0.1)%		(1,394)

NET ASSETS — 100.0%		$1,551,052

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $42,514,850 and $41,351,592, respectively)	$49,472,973	$47,342,113
Receivable for investments sold	48,739	—
Receivable for fund units sold	—	50,743
Other assets	1,424	1,354

Total assets	49,523,136	47,394,210

Liabilities
Payable for investments purchased	—	50,743
Payable for fund units redeemed	48,739	—
Retirement Date Fund management fee payable	12,011	10,954
ING — program fee payable	20,767	20,977
Trustee, management and administration fees payable	4,657	4,618
ABA Retirement Funds — program fee payable	2,949	2,999
Payable for legal and audit services	4,164	5,375
Payable for compliance consultant fees	2,810	—	(a)
Other accruals	8,533	10,526

Total liabilities	104,630	106,192

Net Assets (equivalent to $13.78 and $13.46 per unit based on 3,585,816 and 3,512,545 units outstanding, respectively)	$49,418,506	$47,288,018

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	62,067	50,567
Trustee, management and administration fees	13,375	11,157
Retirement Date Fund management fee	12,815	9,950
ABA Retirement Funds — program fee	8,579	7,232
Legal and audit fees	4,320	2,796
Compliance consultant fees	1,564	1,664
Reports to unitholders	223	200
Registration fees	1,758	1,944
Other fees	477	399

Total expenses	105,178	85,909

Less: Expense reimbursement	(1,354)	(1,600)

Net expenses	103,824	84,309

Net investment income (loss)	(103,824)	(84,309)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	269,943	149,359

Net realized gain (loss)	269,943	149,359

Change in net unrealized appreciation (depreciation) on:
Investments	967,602	1,759,716

Change in net unrealized appreciation (depreciation)	967,602	1,759,716

Net realized and unrealized gain (loss)	1,237,545	1,909,075

Net increase (decrease) in net assets resulting from operations	$1,133,721	$1,824,766

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(103,824)
Net realized gain (loss)	269,943
Change in net unrealized appreciation (depreciation)	967,602

Net increase (decrease) in net assets resulting from operations	1,133,721

From unitholder transactions
Proceeds from units issued	2,659,757
Cost of units redeemed	(1,662,990)

Net increase (decrease) in net assets from unitholder transactions	996,767

Net increase (decrease) in net assets	2,130,488
Net Assets
Beginning of period	47,288,018

End of period	$49,418,506

Number of units
Outstanding-beginning of period	3,512,545
Issued	195,216
Redeemed	(121,945)

Outstanding-end of period	3,585,816

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.35	0.61

Net increase (decrease) in unit value	0.32	0.58
Net asset value at beginning of period	13.46	12.37

Net asset value at end of period	$13.78	$12.95

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.84)%
Portfolio turnover**,†††	3%	3%
Total return**	2.38%	4.69%
Net assets at end of period (in thousands)	$49,419	$41,237

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,443,515	$49,472,973

TOTAL INVESTMENT FUNDS (cost $42,514,850)		49,472,973

TOTAL INVESTMENTS — 100.1% (cost $42,514,850)		49,472,973
Liabilities Less Other Assets — (0.1)%		(54,467)

NET ASSETS — 100.0%		$49,418,506

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $70,221,663 and $71,469,367, respectively)	$82,724,781	$83,002,687
Receivable for fund units sold	27,216	323,662
Other assets	2,381	2,327

Total assets	82,754,378	83,328,676

Liabilities
Payable for investments purchased	27,216	323,662
Retirement Date Fund management fee payable	20,939	18,607
ING — program fee payable	36,162	37,400
Trustee, management and administration fees payable	8,112	8,067
ABA Retirement Funds — program fee payable	5,163	5,357
Payable for legal and audit services	7,293	—	(a)
Payable for compliance consultant fees	4,918	—	(b)
Payable for reports to unitholders	1,512	—	(c)
Payable for registration fees	10,146	—	(d)
Other accruals	3,031	27,418

Total liabilities	124,492	420,511

Net Assets (equivalent to $17.09 and $16.64 per unit based on 4,835,798 and 4,981,994 units outstanding, respectively)	$82,629,886	$82,908,165

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.
(d)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	108,362	89,218
Trustee, management and administration fees	23,352	19,862
Retirement Date Fund management fee	22,827	14,989
ABA Retirement Funds — program fee	14,977	12,759
Legal and audit fees	7,547	4,923
Compliance consultant fees	2,732	2,930
Reports to unitholders	390	352
Registration fees	3,070	3,422
Other fees	833	703

Total expenses	184,090	149,158

Less: Expense reimbursement	(2,360)	(2,820)

Net expenses	181,730	146,338

Net investment income (loss)	(181,730)	(146,338)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,444,950	616,255

Net realized gain (loss)	1,444,950	616,255

Change in net unrealized appreciation (depreciation) on:
Investments	969,798	2,967,435

Change in net unrealized appreciation (depreciation)	969,798	2,967,435

Net realized and unrealized gain (loss)	2,414,748	3,583,690

Net increase (decrease) in net assets resulting from operations	$2,233,018	$3,437,352

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(181,730)
Net realized gain (loss)	1,444,950
Change in net unrealized appreciation (depreciation)	969,798

Net increase (decrease) in net assets resulting from operations	2,233,018

From unitholder transactions
Proceeds from units issued	5,565,153
Cost of units redeemed	(8,076,450)

Net increase (decrease) in net assets from unitholder transactions	(2,511,297)

Net increase (decrease) in net assets	(278,279)
Net Assets
Beginning of period	82,908,165

End of period	$82,629,886

Number of units
Outstanding-beginning of period	4,981,994
Issued	329,216
Redeemed	(475,412)

Outstanding-end of period	4,835,798

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 March 31, 2013	For the period January 1, 2012 March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.03)

Net investment income (loss)	(0.04)	(0.03)
Net realized and unrealized gain (loss)	0.49	0.79

Net increase (decrease) in unit value	0.45	0.76
Net asset value at beginning of period	16.64	15.10

Net asset value at end of period	$17.09	$15.86

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.87%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.83)%
Portfolio turnover**,†††	5%	5%
Total return**	2.70%	5.03%
Net assets at end of period (in thousands)	$82,630	$72,371

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	5,287,280	$82,724,781

TOTAL INVESTMENT FUNDS (cost $70,221,663)		82,724,781

TOTAL INVESTMENTS — 100.1% (cost $70,221,663)		82,724,781
Liabilities Less Other Assets — (0.1)%		(94,895)

NET ASSETS — 100.0%		$82,629,886

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $181,828,954 and $169,441,183, respectively)	$228,749,833	$207,118,303
Receivable for investments sold	—	1,085,387
Receivable for fund units sold	158,993	—
Other assets	6,587	6,021

Total assets	228,915,413	208,209,711

Liabilities
Payable for investments purchased	158,993	—
Payable for fund units redeemed	—	1,085,387
Retirement Date Fund management fee payable	53,892	50,954
ING — program fee payable	95,799	91,581
Trustee, management and administration fees payable	21,454	19,947
ABA Retirement Funds — program fee payable	13,634	13,104
Payable for legal and audit services	18,788	—	(a)
Payable for compliance consultant fees	12,360	—	(b)
Other accruals	37,988	68,446

Total liabilities	412,908	1,329,419

Net Assets (equivalent to $20.48 and $19.57 per unit based on 11,158,388 and 10,573,990 units outstanding, respectively)	$228,502,505	$206,880,292

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	278,276	220,606
Trustee, management and administration fees	59,970	48,911
Retirement Date Fund management fee	53,911	44,492
ABA Retirement Funds — program fee	38,463	31,549
Legal and audit fees	19,349	12,215
Compliance consultant fees	7,006	7,270
Reports to unitholders	1,001	872
Registration fees	7,873	8,491
Other fees	2,135	1,745

Total expenses	467,984	376,151

Less: Expense reimbursement	(5,926)	(6,956)

Net expenses	462,058	369,195

Net investment income (loss)	(462,058)	(369,195)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,046,800	421,496

Net realized gain (loss)	1,046,800	421,496

Change in net unrealized appreciation (depreciation) on:
Investments	9,243,759	11,906,122

Change in net unrealized appreciation (depreciation)	9,243,759	11,906,122

Net realized and unrealized gain (loss)	10,290,559	12,327,618

Net increase (decrease) in net assets resulting from operations	$9,828,501	$11,958,423

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(462,058)
Net realized gain (loss)	1,046,800
Change in net unrealized appreciation (depreciation)	9,243,759

Net increase (decrease) in net assets resulting from operations	9,828,501

From unitholder transactions
Proceeds from units issued	21,691,652
Cost of units redeemed	(9,897,940)

Net increase (decrease) in net assets from unitholder transactions	11,793,712

Net increase (decrease) in net assets	21,622,213
Net Assets
Beginning of period	206,880,292

End of period	$228,502,505

Number of units
Outstanding-beginning of period	10,573,990
Issued	1,078,035
Redeemed	(493,637)

Outstanding-end of period	11,158,388

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	0.95	1.29

Net increase (decrease) in unit value	0.91	1.25
Net asset value at beginning of period	19.57	17.32

Net asset value at end of period	$20.48	$18.57

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.84)%
Portfolio turnover**,†††	2%	1%
Total return**	4.65%	7.22%
Net assets at end of period (in thousands)	$228,503	$185,147

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	13,342,851	$228,749,833

TOTAL INVESTMENT FUNDS (cost $181,828,954)		228,749,833

TOTAL INVESTMENTS — 100.1% (cost $181,828,954)		228,749,833
Liabilities Less Other Assets — (0.1)%		(247,328)

NET ASSETS — 100.0%		$228,502,505

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $137,658,287 and $126,882,626, respectively)	$176,509,654	$156,333,944
Receivable for fund units sold	121,128	96,527
Other assets	4,618	4,348

Total assets	176,635,400	156,434,819

Liabilities
Payable for investments purchased	121,128	96,527
Retirement Date Fund management fee payable	41,362	37,748
ING — program fee payable	75,116	68,998
Trustee, management and administration fees payable	16,813	15,001
ABA Retirement Funds — program fee payable	10,691	9,857
Payable for legal and audit services	14,307	17,412
Payable for compliance consultant fees	9,327	10,581
Other accruals	27,961	23,106

Total liabilities	316,705	279,230

Net Assets (equivalent to $22.90 and $21.63 per unit based on 7,698,401 and 7,218,113 units outstanding, respectively)	$176,318,695	$156,155,589

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	213,522	160,496
Trustee, management and administration fees	46,016	35,612
Retirement Date Fund management fee	41,665	32,376
ABA Retirement Funds — program fee	29,513	22,952
Legal and audit fees	14,829	8,884
Compliance consultant fees	5,369	5,288
Reports to unitholders	767	635
Registration fees	6,034	6,176
Other fees	1,637	1,269

Total expenses	359,352	273,688

Less: Expense reimbursement	(4,336)	(5,065)

Net expenses	355,016	268,623

Net investment income (loss)	(355,016)	(268,623)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	371,981	605,134

Net realized gain (loss)	371,981	605,134

Change in net unrealized appreciation (depreciation) on:
Investments	9,400,049	10,178,750

Change in net unrealized appreciation (depreciation)	9,400,049	10,178,750

Net realized and unrealized gain (loss)	9,772,030	10,783,884

Net increase (decrease) in net assets resulting from operations	$9,417,014	$10,515,261

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(355,016)
Net realized gain (loss)	371,981
Change in net unrealized appreciation (depreciation)	9,400,049

Net increase (decrease) in net assets resulting from operations	9,417,014

From unitholder transactions
Proceeds from units issued	15,177,733
Cost of units redeemed	(4,431,641)

Net increase (decrease) in net assets from unitholder transactions	10,746,092

Net increase (decrease) in net assets	20,163,106
Net Assets
Beginning of period	156,155,589

End of period	$176,318,695

Number of units
Outstanding-beginning of period	7,218,113
Issued	678,000
Redeemed	(197,712)

Outstanding-end of period	7,698,401

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†	(0.05)	(0.04)

Net investment income (loss)	(0.05)	(0.04)
Net realized and unrealized gain (loss)	1.32	1.70

Net increase (decrease) in unit value	1.27	1.66
Net asset value at beginning of period	21.63	18.96

Net asset value at end of period	$22.90	$20.62

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.84)%
Portfolio turnover**,†††	1%	2%
Total return**	5.87%	8.76%
Net assets at end of period (in thousands)	$176,319	$133,796

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	9,973,424	$176,509,654

TOTAL INVESTMENT FUNDS (cost $137,658,287)		176,509,654

TOTAL INVESTMENTS — 100.1% (cost $ 137,658,287)		176,509,654
Liabilities Less Other Assets — (0.1)%		(190,959)

NET ASSETS — 100.0%		$176,318,695

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $88,557,969 and $83,251,061, respectively)	$112,997,819	$100,964,320
Receivable for fund units sold	36,649	323,506
Other assets	3,039	2,832

Total assets	113,037,507	101,290,658

Liabilities
Payable for investments purchased	—	323,506
Retirement Date Fund management fee payable	26,550	23,771
ING — program fee payable	47,917	44,226
Trustee, management and administration fees payable	10,730	9,113
ABA Retirement Funds — program fee payable	6,820	6,352
Payable for legal and audit services	9,162	—	(a)
Payable for compliance consultant fees	5,981	—	(b)
Payable for reports to unitholders	1,753	—	(c)
Payable for registration fees	12,540	—	(d)
Other accruals	3,670	32,951

Total liabilities	125,123	439,919

Net Assets (equivalent to $25.11 and $23.53 per unit based on 4,496,984 and 4,285,556 units outstanding, respectively)	$112,912,384	$100,850,739

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.
(d)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	137,054	101,576
Trustee, management and administration fees	29,536	23,040
Retirement Date Fund management fee	27,264	19,437
ABA Retirement Funds — program fee	18,944	14,526
Legal and audit fees	9,518	5,629
Compliance consultant fees	3,446	3,351
Reports to unitholders	492	402
Registration fees	3,873	3,913
Other fees	1,051	804

Total expenses	231,178	172,678

Less: Expense reimbursement	(2,804)	(3,207)

Net expenses	228,374	169,471

Net investment income (loss)	(228,374)	(169,471)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	372,800	377,275

Net realized gain (loss)	372,800	377,275

Change in net unrealized appreciation (depreciation) on:
Investments	6,726,591	7,821,379

Change in net unrealized appreciation (depreciation)	6,726,591	7,821,379

Net realized and unrealized gain (loss)	7,099,391	8,198,654

Net increase (decrease) in net assets resulting from operations	$6,871,017	$8,029,183

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(228,374)
Net realized gain (loss)	372,800
Change in net unrealized appreciation (depreciation)	6,726,591

Net increase (decrease) in net assets resulting from operations	6,871,017

From unitholder transactions
Proceeds from units issued	9,810,497
Cost of units redeemed	(4,619,869)

Net increase (decrease) in net assets from unitholder transactions	5,190,628

Net increase (decrease) in net assets	12,061,645
Net Assets
Beginning of period	100,850,739

End of period	$112,912,384

Number of units
Outstanding-beginning of period	4,285,556
Issued	399,891
Redeemed	(188,463)

Outstanding-end of period	4,496,984

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.05)

Net investment income (loss)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	1.63	2.17

Net increase (decrease) in unit value	1.58	2.12
Net asset value at beginning of period	23.53	20.44

Net asset value at end of period	$25.11	$22.56

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.83)%
Portfolio turnover**,†††	1%	2%
Total return**	6.71%	10.37%
Net assets at end of period (in thousands)	$112,912	$87,560

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	6,392,726	$112,997,819

TOTAL INVESTMENT FUNDS (cost $88,557,969)		112,997,819

TOTAL INVESTMENTS — 100.1% (cost $ 88,557,969)		112,997,819
Liabilities Less Other Assets — (0.1)%		(85,435)

NET ASSETS — 100.0%		$112,912,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $2,351,919 and $1,435,506, respectively)	$2,540,438	$1,504,032
Receivable for fund units sold	3,621	10,423
Other assets	17	20

Total assets	2,544,076	1,514,475

Liabilities
Payable for investments purchased	—	10,423
Retirement Date Fund management fee payable	495	281
ING — program fee payable	1,105	867
Trustee, management and administration fees payable	247	191
ABA Retirement Funds — program fee payable	157	123
Payable for legal and audit services	170	—	(a)
Payable for compliance consultant fees	80	—	(b)
Other accruals	187	264

Total liabilities	2,441	12,149

Net Assets (equivalent to $23.92 and $22.42 per unit based on 106,261 and 67,015 units outstanding, respectively)	$2,541,635	$1,502,326

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 17, 2012(a) to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	2,534	84
Trustee, management and administration fees	546	18
Retirement Date Fund management fee	524	17
ABA Retirement Funds — program fee	350	13
Legal and audit fees	175	5
Compliance consultant fees	64	3
Reports to unitholders	9	—
Registration fees	71	3
Other fees	20	—

Total expenses	4,293	143

Less: Expense reimbursement	(23)	(3)

Net expenses	4,270	140

Net investment income (loss)	(4,270)	(140)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,765	3,233

Net realized gain (loss)	5,765	3,233

Change in net unrealized appreciation (depreciation) on:
Investments	119,993	2,138

Change in net unrealized appreciation (depreciation)	119,993	2,138

Net realized and unrealized gain (loss)	125,758	5,371

Net increase (decrease) in net assets resulting from operations	$121,488	$5,231

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2013 to March 31, 2013
From operations
Net investment income (loss)	$(4,270)
Net realized gain (loss)	5,765
Change in net unrealized appreciation (depreciation)	119,993

Net increase (decrease) in net assets resulting from operations	121,488

From unitholder transactions
Proceeds from units issued	1,084,836
Cost of units redeemed	(167,015)

Net increase (decrease) in net assets from unitholder transactions	917,821

Net increase (decrease) in net assets	1,039,309
Net Assets
Beginning of period	1,502,326

End of period	$2,541,635

Number of units
Outstanding-beginning of period	67,015
Issued	46,460
Redeemed	(7,214)

Outstanding-end of period	106,261

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 17, 2012(a) to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.05)	— (b)

Net investment income (loss)	(0.05)	—
Net realized and unrealized gain (loss)	1.55	1.48

Net increase (decrease) in unit value	1.50	1.48
Net asset value at beginning of period	22.42	20.00

Net asset value at end of period	$23.92	$21.48

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.81)%
Portfolio turnover**,†††	3%	75%
Total return**	6.69%	7.40%
Net assets at end of period (in thousands)	$2,542	$195

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
SSgA Target Retirement 2050 Non-Lending Series Fund, Class A	171,096	$2,540,438

TOTAL INVESTMENT FUNDS (cost $2,351,919)		2,540,438

TOTAL INVESTMENTS — 100.0% (cost $ 2,351,919)		2,540,438
Other Assets Less Liabilities — 0.0%		1,197

NET ASSETS — 100.0%		$2,541,635

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited		December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $1,909,957 and $1,835,866, respectively)	$1,909,957		$1,835,866
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $20,903,626 and $19,824,692, respectively)	21,817,384		20,907,771
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $4,157,104 and $4,208,581, respectively)	5,028,549		4,672,857
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $3,005,047 and $3,047,224, respectively)	3,305,802		3,305,080
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $4,332,274 and $4,058,425, respectively)	4,605,514		4,397,101
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,674,758 and $1,698,175, respectively)	1,972,451		1,919,186
Receivable for fund units sold	51,875		7,877
Interest and dividends receivable	156		376
Other assets	1,114		1,003

Total assets	38,692,802		37,047,117

Liabilities
Payable for investments purchased	49,281		7,484
Investment advisory fee payable	3,878		3,830
ING — program fee payable	16,070		16,580
Trustee, management and administration fees payable	2,817		2,988
ABA Retirement Funds — program fee payable	2,285		2,348
Payable for legal and audit services	3,221		3,812
Payable for compliance consultant fees	—	(a)	2,306
Payable for reports to unitholders	—	(b)	412
Other accruals	8,462		4,831

Total liabilities	86,014		44,591

Net Assets (equivalent to $17.85 and $17.57 per unit based on 2,162,376 and 2,105,846 units outstanding, respectively)	$38,606,788		$37,002,526

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Interest — affiliated issuers	$279	$150

Total investment income	279	150

Expenses
ING — program fee	47,704	33,463
Trustee, management and administration fees	8,135	5,841
Investment advisory fee	4,480	2,903
ABA Retirement Funds — program fee	6,594	4,785
Legal and audit fees	3,323	1,855
Compliance consultant fees	1,203	1,105
Reports to unitholders	172	133
Registration fees	1,352	1,291
Other fees	365	265

Total expenses	73,328	51,641

Less: Expense reimbursement	(1,003)	(1,056)

Net expenses	72,325	50,585

Net investment income (loss)	(72,046)	(50,435)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	381,734	120,709

Net realized gain (loss)	381,734	120,709

Change in net unrealized appreciation (depreciation) on:
Investments	291,993	716,007

Change in net unrealized appreciation (depreciation)	291,993	716,007

Net realized and unrealized gain (loss)	673,727	836,716

Net increase (decrease) in net assets resulting from operations	$601,681	$786,281

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(72,046)
Net realized gain (loss)	381,734
Change in net unrealized appreciation (depreciation)	291,993

Net increase (decrease) in net assets resulting from operations	601,681

From unitholder transactions
Proceeds from units issued	5,304,151
Cost of units redeemed	(4,301,570)

Net increase (decrease) in net assets from unitholder transactions	1,002,581

Net increase (decrease) in net assets	1,604,262
Net Assets
Beginning of period	37,002,526

End of period	$38,606,788

Number of units
Outstanding-beginning of period	2,105,846
Issued	299,326
Redeemed	(242,796)

Outstanding-end of period	2,162,376

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$— (a)	$— (a)
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.31	0.54

Net increase (decrease) in unit value	0.28	0.51
Net asset value at beginning of period	17.57	16.44

Net asset value at end of period	$17.85	$16.95

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.76%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.76)%
Portfolio turnover**,†††	9%	14%
Total return**	1.59%	3.10%
Net assets at end of period (in thousands)	$38,607	$28,990

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.022% and 0.020% for the periods ended March 31, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 95.1%
Collective Investment Funds — 95.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	235,088	$3,305,802
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	234,836	5,028,549
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,740,378	21,817,384
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	183,882	4,605,514
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	53,582	1,972,451

TOTAL INVESTMENT FUNDS (cost $34,072,809)		36,729,700

SHORT-TERM INVESTMENTS — 5.0%
Affiliated Funds — 5.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,909,957	1,909,957

TOTAL SHORT-TERM INVESTMENTS (cost $1,909,957)		1,909,957

TOTAL INVESTMENTS — 100.1% (cost $35,982,766)		38,639,657
Liabilities Less Other Assets — (0.1)%		(32,869)

NET ASSETS — 100.0%		$38,606,788

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $1,641,299 and $1,455,598, respectively)	$1,641,299	$1,455,598
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $23,625,347 and $20,427,314, respectively)	24,852,383	21,742,856
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $17,444,355 and $15,823,995, respectively)	21,203,354	17,965,945
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $12,939,901 and $11,999,506, respectively)	13,976,640	12,734,249
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $4,517,248 and $3,860,612, respectively)	4,855,304	4,232,817
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $3,021,741 and $2,779,594, respectively)	3,619,886	3,213,566
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,624,306 and $1,384,722, respectively)	1,480,526	1,254,056
Receivable for investments sold	—	707,541
Receivable for fund units sold	41,060	—
Interest and dividends receivable	132	151
Other assets	1,864	1,690

Total assets	71,672,448	63,308,469

Liabilities
Payable for investments purchased	40,120	—
Payable for fund units redeemed	—	724,123
Investment advisory fee payable	9,122	8,293
ING — program fee payable	30,075	28,829
Trustee, management and administration fees payable	5,292	5,192
ABA Retirement Funds — program fee payable	4,280	4,107
Payable for legal and audit services	5,761	—	(a)
Payable for compliance consultant fees	3,724	—	(b)
Payable for reports to unitholders	1,063	—	(c)
Other accruals	10,308	20,418

Total liabilities	109,745	790,962

Net Assets (equivalent to $21.15 and $20.40 per unit based on 3,383,747 and 3,064,646 units outstanding, respectively)	$71,562,703	$62,517,507

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Interest — affiliated issuers	$384	$117

Total investment income	384	117

Expenses
ING — program fee	85,604	62,502
Trustee, management and administration fees	14,598	10,910
Investment advisory fee	9,999	7,660
ABA Retirement Funds — program fee	11,833	8,939
Legal and audit fees	5,957	3,463
Compliance consultant fees	2,157	2,061
Reports to unitholders	308	247
Registration fees	2,424	2,408
Other fees	658	496

Total expenses	133,538	98,686

Less: Expense reimbursement	(1,738)	(1,976)

Net expenses	131,800	96,710

Net investment income (loss)	(131,416)	(96,593)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	567,722	555,346

Net realized gain (loss)	567,722	555,346

Change in net unrealized appreciation (depreciation) on:
Investments	1,947,449	2,618,308

Change in net unrealized appreciation (depreciation)	1,947,449	2,618,308

Net realized and unrealized gain (loss)	2,515,171	3,173,654

Net increase (decrease) in net assets resulting from operations	$2,383,755	$3,077,061

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$(131,416)
Net realized gain (loss)	567,722
Change in net unrealized appreciation (depreciation)	1,947,449

Net increase (decrease) in net assets resulting from operations	2,383,755

From unitholder transactions
Proceeds from units issued	10,277,863
Cost of units redeemed	(3,616,422)

Net increase (decrease) in net assets from unitholder transactions	6,661,441

Net increase (decrease) in net assets	9,045,196
Net Assets
Beginning of period	62,517,507

End of period	$71,562,703

Number of units
Outstanding-beginning of period	3,064,646
Issued	492,038
Redeemed	(172,937)

Outstanding-end of period	3,383,747

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$— (a)	$— (a)
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	0.79	1.24

Net increase (decrease) in unit value	0.75	1.20
Net asset value at beginning of period	20.40	18.47

Net asset value at end of period	$21.15	$19.67

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.78)%
Portfolio turnover**,†††	5%	8%
Total return**	3.68%	6.50%
Net assets at end of period (in thousands)	$71,563	$52,485

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024% and 0.026% for the periods ended March 31, 2013 and 2012, respectively, are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 97.8%
Collective Investment Funds — 97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	176,864	$1,480,526
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	993,930	13,976,640
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	990,209	21,203,354
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,982,481	24,852,383
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	193,855	4,855,304
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	98,334	3,619,886

TOTAL INVESTMENT FUNDS (cost $63,172,898)		69,988,093

SHORT-TERM INVESTMENTS — 2.3%
Affiliated Funds — 2.3%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,641,299	1,641,299

TOTAL SHORT-TERM INVESTMENTS (cost $1,641,299)		1,641,299

TOTAL INVESTMENTS — 100.1% (cost $64,814,197)		71,629,392
Liabilities Less Other Assets — (0.1)%		(66,689)

NET ASSETS — 100.0%		$71,562,703

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $10,171,456 and $9,105,990, respectively)	$12,197,416	$10,199,129
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $7,469,819 and $6,831,706, respectively)	8,043,010	7,229,132
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $3,816,511 and $3,242,161, respectively)	3,958,513	3,412,770
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,160,565 and $1,051,294, respectively)	1,359,323	1,189,631
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,136,187 and $962,393, respectively)	1,058,014	884,979
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $502,385 and $422,056, respectively)	529,226	454,525
Receivable for fund units sold	32,194	106,164
Other assets	730	657

Total assets	27,178,426	23,476,987

Liabilities
Payable for investments purchased	32,194	106,164
Investment advisory fee payable	3,997	3,552
ING — program fee payable	11,671	10,370
Trustee, management and administration fees payable	2,054	1,947
ABA Retirement Funds — program fee payable	1,666	1,475
Payable for legal and audit services	2,181	—	(a)
Other accruals	5,647	7,709

Total liabilities	59,410	131,217

Net Assets (equivalent to $24.74 and $23.42 per unit based on 1,096,267 and 996,735 units outstanding, respectively)	$27,119,016	$23,345,770

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Expenses
ING — program fee	32,736	23,342
Trustee, management and administration fees	5,582	4,023
Investment advisory fee	4,440	3,643
ABA Retirement Funds — program fee	4,525	3,338
Legal and audit fees	2,274	1,295
Compliance consultant fees	823	771
Reports to unitholders	118	92
Registration fees	925	900
Other fees	252	185

Total expenses	51,675	37,589

Less: Expense reimbursement	(648)	(735)

Net expenses	51,027	36,854

Net investment income (loss)	(51,027)	(36,854)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	268,298	186,026

Net realized gain (loss)	268,298	186,026

Change in net unrealized appreciation (depreciation) on:
Investments	1,134,013	1,468,010

Change in net unrealized appreciation (depreciation)	1,134,013	1,468,010

Net realized and unrealized gain (loss)	1,402,311	1,654,036

Net increase (decrease) in net assets resulting from operations	$1,351,284	$1,617,182

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the three-month period ended March 31, 2013
From operations
Net investment income (loss)	$(51,027)
Net realized gain (loss)	268,298
Change in net unrealized appreciation (depreciation)	1,134,013

Net increase (decrease) in net assets resulting from operations	1,351,284

From unitholder transactions
Proceeds from units issued	4,603,838
Cost of units redeemed	(2,181,876)

Net increase (decrease) in net assets from unitholder transactions	2,421,962

Net increase (decrease) in net assets	3,773,246
Net Assets
Beginning of period	23,345,770

End of period	$27,119,016

Number of units
Outstanding-beginning of period	996,735
Issued	189,865
Redeemed	(90,333)

Outstanding-end of period	1,096,267

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.04)

Net investment income (loss)	(0.05)	(0.04)
Net realized and unrealized gain (loss)	1.37	1.98

Net increase (decrease) in unit value	1.32	1.94
Net asset value at beginning of period	23.42	20.66

Net asset value at end of period	$24.74	$22.60

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.80%	0.79%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.79)%
Portfolio turnover**,†††	8%	5%
Total return**	5.64%	9.39%
Net assets at end of period (in thousands)	$27,119	$20,174

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and 0.029% for the periods March 31, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	126,390	$1,058,014
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	571,968	8,043,010
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	569,627	12,197,416
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	315,772	3,958,513
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	21,130	529,226
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	36,926	1,359,323

TOTAL INVESTMENT FUNDS (cost $24,256,923)		27,145,502

TOTAL INVESTMENTS — 100.1% (cost $24,256,923)		27,145,502
Liabilities Less Other Assets — (0.1)%		(26,486)

NET ASSETS — 100.0%		$27,119,016

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $95,204,595 and $98,404,730, respectively)	$141,699,088	$135,018,388
Bond Core Plus Fund (cost $70,267,872 and $70,130,036, respectively)	92,180,734	92,567,435
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $932 and $18, respectively)	932	18

Total assets	233,880,754	227,585,841

Liabilities
Payable for fund units redeemed	1,047	459,710

Total liabilities	1,047	459,710

Net Assets (equivalent to $112.98 and $106.69 per unit based on 2,070,168 and 2,128,931 units outstanding, respectively)	$233,879,707	$227,126,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	553,922	2,430,453
Large Cap Equity Fund	3,325,737	5,890,648

Net realized gain (loss)	3,879,659	8,321,101

Change in net unrealized appreciation (depreciation) on:
Investments	9,356,298	11,379,397

Change in net unrealized appreciation (depreciation)	9,356,298	11,379,397

Net realized and unrealized gain (loss)	13,235,957	19,700,498

Net increase (decrease) in net assets resulting from operations	$13,235,957	$19,700,498

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the three-month period ended March 31, 2013
From operations
Net realized gain (loss)	$3,879,659
Change in net unrealized appreciation (depreciation)	9,356,298

Net increase (decrease) in net assets resulting from operations	13,235,957

From unitholder transactions
Proceeds from units issued	14,032
Cost of units redeemed	(6,496,413)

Net increase (decrease) in net assets from unitholder transactions	(6,482,381)

Net increase (decrease) in net assets	6,753,576
Net Assets
Beginning of period	227,126,131

End of period	$233,879,707

Number of units
Outstanding-beginning of period	2,128,931
Issued	132
Redeemed	(58,895)

Outstanding-end of period	2,070,168

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Net investment income (loss)††	$—	$—
Net realized and unrealized gain (loss)††	6.29	8.03

Net increase (decrease) in unit value	6.29	8.03
Net asset value at beginning of period	106.69	95.63

Net asset value at end of period	$112.98	$103.66

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(a)*	0.00%	0.00%
Portfolio turnover(b)**	1%	6%
Total return**	5.90%	8.40%
Net assets at end of period (in thousands)	$233,880	$247,290

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.002% and 1.010% for the periods ended March 31, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
††	Calculations prepared using the daily average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

March 31, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
Bond Core Plus Fund	3,165,547	$92,180,734
Large Cap Equity Fund	7,942,387	141,699,088

TOTAL INVESTMENT FUNDS (cost $165,472,467)		233,879,822

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	932	932

TOTAL SHORT-TERM INVESTMENTS (cost $932)		932

TOTAL INVESTMENTS — 100.0% (cost $165,473,399)		233,880,754
Liabilities Less Other Assets — 0.0%		(1,047)

NET ASSETS — 100.0%		$233,879,707

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Assets
Investments, at value (cost $2,132,135,165 and $2,138,687,993, respectively)	$2,434,602,393	$2,377,519,860
Northern Trust Global Investments — Collective Government Short Term Investment Fund, at value (cost $90,300,059 and $86,915,997, respectively)	90,300,059	86,915,997
Investments in collective investment funds, at value (cost $251,208,067 and $238,087,194, respectively)	322,663,211	297,452,257
Investment Companies, at value (cost $601,118 and $457,469, respectively)	630,700	466,963
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $33,164,848 and $31,659,245, respectively)	33,165,780	31,659,263
SSgA collective investment funds (cost $1,260,420,199 and $1,196,117,314, respectively)	1,575,476,587	1,424,125,583
Foreign currency, at value (cost $624,839 and $1,075,638, respectively)	623,653	1,073,551
Cash	51,506	56,033
Deposit with broker for open swap contracts	725,611	—
Deposit with broker for investments sold on TBA commitment transactions	—	1,932,028
Receivable for investments sold on TBA commitment transactions	11,389,453	5,365,781
Receivable for investments sold	38,105,002	85,423,510
Receivable for fund units sold	1,988,876	2,425,885
Interest and dividends receivable	3,921,497	3,162,118
Receivable for futures variation margin	—	7,047
Unrealized appreciation of forward currency exchange contracts	364,723	133,338
Tax reclaims receivable	642,716	591,634
Swap premiums paid	23,909	97,716
Unrealized appreciation on swap agreements	968,288	1,868,351
Other assets	117,620	117,230

Total assets	4,515,761,584	4,320,394,145

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $11,415,322 and $1,061,094, respectively)	11,464,918	1,060,781
Due to custodian	719	167,083
Payable for cash collateral received on securities loaned	33,378,967	35,200,563
Payable for investments purchased on TBA commitment transactions	47,138,094	49,364,531
Payable for investments purchased	24,422,945	47,103,038
Payable for fund units redeemed	680,852	4,335,618
Swap premiums received	59,942	51,735
Unrealized depreciation on swap agreements	159,528	105,249
Due to broker for open swap contracts	1,105,890	2,031,635
Due to broker for investments purchased on TBA commitment transactions	121,250	866,250
Payable for futures variation margin	—	313
Unrealized depreciation of forward currency exchange contracts	920,276	1,137,564
Investment advisory fee payable	656,362	521,106
Retirement Date Fund management fee payable	26,550	142,315
ING — program fee payable	1,729,357	1,681,917
Trustee, management and administration fees payable	317,538	307,446

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	March 31, 2013 Unaudited	December 31, 2012
Liabilities
ABA Retirement Funds — program fee payable	246,300	240,342
Payable for legal and audit services	212,786	425,934
Payable for compliance consultant fees	141,287	296,578
Payable for Registration fees	214,526	425,709
Payable for reports to unitholders	33,473	57,267
Other accruals	712,337	141,434

Total liabilities	123,743,897	145,664,408

Net Assets at fair value	4,392,017,687	4,174,729,737

Adjustment from fair value to contract value for fully benefit responsive contracts	(36,537,166)	(37,082,680)

Net Assets	$4,355,480,521	$4,137,647,057

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period January 1, 2013 to March 31, 2013	For the period January 1, 2012 to March 31, 2012
Investment income
Dividends	$10,041,881	$10,788,701
Interest	1,610,890	3,042,285
Interest — affiliated issuers (net of wrapper fees of $0 and $0, respectively)	64,052	65,560
Securities lending income, net	136,052	73,855

Total investment income	11,852,875	13,970,401

Expenses
ING — program fee	5,138,112	4,718,467
Trustee, management and administration fees	912,251	859,496
Retirement Date Fund management fee	159,006	121,261
Investment advisory fee	1,706,126	1,750,563
ABA Retirement Funds — program fee	710,177	674,785
Legal and audit fees	357,534	261,104
Compliance consultant fees	129,451	155,419
Reports to unitholders	18,495	18,653
Registration fees	145,479	181,527
Other fees	40,089	39,101

Total expenses	9,316,720	8,780,376

Less: Expense reimbursement	(114,576)	(149,429)

Net expenses	9,202,144	8,630,947

Net investment income (loss)	2,650,731	5,339,454

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	50,014,103	46,790,163
Foreign currency transactions	(29,585)	(811,368)
Futures contracts	46,010	2,058,343
Swap contracts	659,821	354,753

Net realized gain (loss)	50,690,349	48,391,891

Change in net unrealized appreciation (depreciation) on:
Investments	163,290,626	220,355,585
Foreign currency transactions	424,397	475,915
Futures contracts	(64,040)	(1,833,581)
Swap contracts	(962,911)	339,141

Change in net unrealized appreciation (depreciation)	162,688,072	219,337,060

Net realized and unrealized gain (loss)	213,378,421	267,728,951

Net increase (decrease) in net assets resulting from operations	$216,029,152	$273,068,405

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2013
From operations
Net investment income (loss)	$2,650,731
Net realized gain (loss)	50,690,349
Change in net unrealized appreciation (depreciation)	162,688,072

Net increase (decrease) in net assets resulting from operations	216,029,152

From unitholder transactions
Proceeds from units issued	229,094,952
Cost of units redeemed	(227,290,640)

Net increase (decrease) in net assets from unitholder transactions	1,804,312

Net increase (decrease) in net assets	217,833,464
Net Assets
Beginning of period	4,137,647,057

End of period	$4,355,480,521

Number of units
Outstanding-beginning of period	170,332,203
Issued	9,416,651
Redeemed	(8,927,277)

Outstanding-end of period	170,821,577

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of March 31, 2013, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”) — current income consistent with the preservation of principal and liquidity. SARF may invest in investment contracts (“Traditional Investment Contracts”) and synthetic guaranteed investment contracts (“SGICs”, “Security-Backed Contracts” or “Wrap Contracts”) with associated underlying assets, and high quality, fixed income instruments. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

Bond Core Plus Fund — total return from current income and capital appreciation through investment in a diversified portfolio of fixed income securities with varying maturities.

Large Cap Equity Fund — long-term growth of capital through investment primarily in common stocks and equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Small-Mid Cap Equity Fund — long-term growth of capital through investment primarily in common stocks and equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

International All Cap Equity Fund — long-term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Global All Cap Equity Fund — long-term growth of capital primarily through investment in common stocks and other equity securities of companies located throughout the world. The Fund invests in equity securities located throughout the world, including those domiciled in the U.S., through investments in the Large Cap Equity Fund, the Small-Mid Cap equity Fund and the International All Cap Equity Fund.

Index Funds

Bond Index Fund — replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of March 31, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund — replication of the total return of the S&P 500®, after taking into account Fund expenses. As of March 31, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund — replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of March 31, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund — replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of March 31, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund — replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of March 31, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund — replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of March 31, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Real Asset Return Fund

Real Asset Return Fund — capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy). The Fund invests in the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, which comprise a diversified portfolio of primarily commodity futures, real estate investment trusts, which we refer to as REITs, and Treasury Inflation Protected Securities, which we refer to as U.S. TIPS.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Alternative Alpha Fund

Alternative Alpha Fund — long-term total returns in excess of the yield on cash-equivalent investments through investments in a broad range of liquid asset classes, including a diversified portfolio of securities and instruments. The investment strategies used by the Investment Advisors are non-traditional, and include the use of derivatives, leverage, hedging and shorting. These strategies have certain non-traditional risks.

Retirement Date Funds

Retirement Date Funds — a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. The six Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, 2040 Retirement Date Fund and 2050 Retirement Date Fund, respectively, offer six separate “target retirement date” strategies. With the exception of the Lifetime Income Retirement Date Fund and 2010 Retirement Date Fund, which are designed for those who have retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target date of most conservative investment mix draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of March 31, 2013, each of the Retirement Date Funds invested 100% of its net assets in separate State Street Bank collective investment funds listed below.

Lifetime Income Retirement Date Fund — invests 100% of its net assets in the SSgA Target Retirement Income Non-Lending Series Fund Class A.

2010 Retirement Date Fund — invests 100% of its net assets in the SSgA Target Retirement 2010 Non-Lending Series Fund Class A.

2020 Retirement Date Fund — invests 100% of its net assets in the SSgA Target Retirement 2020 Non-Lending Series Fund Class A.

2030 Retirement Date Fund — invests 100% of its net assets in the SSgA Target Retirement 2030 Non-Lending Series Fund Class A.

2040 Retirement Date Fund — invests 100% of its net assets in the SSgA Target Retirement 2040 Non-Lending Series Fund Class A.

2050 Retirement Date Fund — invests 100% of its net assets in the SSgA Target Retirement 2050 Non-Lending Series Fund Class A.

Each of these underlying funds’ annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Target Risk Funds

Target Risk Funds — a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, offer three separate strategies, each with a distinct asset mix.

Conservative Risk Fund — invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short-Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Moderate Risk Fund — invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and Northern Trust Global Investments Collective Short-Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

Aggressive Risk Fund — invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want high growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Each of these underlying funds’ annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Balanced Fund

Balanced Fund — current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of March 31, 2013, 39.5% and 60.5% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Managed Funds other than SARF (i.e., the Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Global All Cap Equity Fund and Bond Core Plus Fund) may invest in Northern Trust Global Investments (“NTGI”) — Collective Short-Term Investment Fund (“STIF”) and SARF may invest directly or indirectly in the NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Collective Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 18, 2013.

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

Various inputs are used in determining the value of the Funds’ and the Balanced Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1 — unadjusted quoted prices in active markets for identical securities.

•

Level 2 — other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and other inputs in active markets and markets that are not active.

•	Level 3 — significant unobservable inputs (including the Trustee’s own assumptions in determining the fair value of investments).

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

To the extent that a Fund or the Balanced Fund invests in the shares of bank collective trust funds or of other open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds and are categorized as Level 2.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Funds and the Balanced Fund disclose transfers between Levels based on valuations at the end of each reporting period. Except for International All Cap Equity Fund, there have been no transfers in and out of Level 1 and 2 fair value measurements for any of the Funds or the Balanced Fund for the three-month period ended March 31, 2013. See tables below for each respective fund.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of March 31, 2013:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$888,211,741	$—	$888,211,741
Short-Term Investments	—	90,300,059	—	90,300,059

Total	$—	$978,511,800	$—	$978,511,800

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$4,515,591	$—	$4,515,591
U.S. Government & Agency Obligations	—	289,601,423	—	289,601,423
Foreign Government Obligations	—	14,313,673	—	14,313,673
Municipals	—	23,772,464	—	23,772,464
Corporate Bonds	—	78,084,546	—	78,084,546
Bank Loans	—	4,131,427	—	4,131,427
Convertible Preferred Stock	1,933,125	—	—	1,933,125
Short-Term Investments	—	1,224,279	—	1,224,279
ABA Members Collateral Fund	—	9,280,486	—	9,280,486
Other Financial Instruments
Futures Contracts	6,000	—	—	6,000
Forward Foreign Currency Exchange Contracts	—	210,406	—	210,406
Interest Rate Swap Contracts	—	968,288	—	968,288

Total	$1,939,125	$426,102,583	$—	$428,041,708

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(10,396,096)	$—	$(10,396,096)
Other Financial Instruments
Futures Contracts	(60,129)	—	—	(60,129)
Forward Foreign Currency Exchange Contracts	—	(821,750)	—	(821,750)
Interest Rate Swap Contracts	—	(159,528)	—	(159,528)

Total	$(60,129)	$(11,377,374)	$—	$(11,437,503)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$28,788,087	$—	$—	$28,788,087
Communications	93,929,560	—	—	93,929,560
Consumer, Cyclical	75,354,592	—	—	75,354,592
Consumer, Non-Cyclical	175,519,970	—	—	175,519,970
Energy	78,009,066	—	—	78,009,066
Financial	88,686,151	—	—	88,686,151
Industrial	89,286,807	—	—	89,286,807
Technology	80,664,542	—	—	80,664,542
Utilities	16,086,002	—	—	16,086,002
ABA Members Collateral Fund	—	3,619,655	—	3,619,655
Collective Investment Fund	—	32,922,271	—	32,922,271
Short-Term Investments	—	17,078,764	—	17,078,764

Total	$726,324,777	$53,620,690	$—	$779,945,467

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$12,535,595	$—	$—	$12,535,595
Communications	12,636,215	—	—	12,636,215
Consumer, Cyclical	38,296,659	—	—	38,296,659
Consumer, Non-Cyclical	54,187,722	—	—	54,187,722
Energy	15,125,733	—	—	15,125,733
Financial	60,983,613	—	—	60,983,613
Industrial	31,292,605	—	—	31,292,605
Technology	26,005,636	—	—	26,005,636
Utilities	9,403,098	—	—	9,403,098
ABA Members Collateral Fund	—	15,216,780	—	15,216,780
Collective Investment Fund	—	12,452,994	—	12,452,994
Short-Term Investments	—	6,792,025	—	6,792,025

Total	$260,466,876	$34,461,799	$—	$294,928,675

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$5,425,973	$—	$5,425,973
Austria	—	704,393	—	704,393
Belgium	—	833,161	—	833,161
Brazil	2,856,512	—	—	2,856,512
Canada	3,998,482	—	—	3,998,482
Chile	1,578,570	—	—	1,578,570
China	—	1,543,085	—	1,543,085
Denmark	—	2,543,398	—	2,543,398
Finland	—	292,177	—	292,177
France	—	9,029,945	—	9,029,945
Germany	—	10,391,354	—	10,391,354
Greece	919,045	—	—	919,045
Hong Kong	—	3,884,092	—	3,884,092
India	1,839,393	—	—	1,839,393
Indonesia	—	149,835	—	149,835

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Ireland	1,012,506	908,491	—	1,920,997
Israel	310,839	329,415	—	640,254
Italy	—	1,561,824	—	1,561,824
Japan	21,379,036	—	—	21,379,036
Macau	—	176,378	—	176,378
Malaysia	2,629,049	—	—	2,629,049
Mexico	1,781,682	—	—	1,781,682
Netherlands	—	3,117,433	—	3,117,433
Norway	—	1,675,942	—	1,675,942
Peru	201,751	—	—	201,751
Poland	—	1,794,742	—	1,794,742
Portugal	—	167,028	—	167,028
Qatar	—	136,070	—	136,070
Singapore	—	1,287,079	—	1,287,079
South Africa	—	6,028,881	—	6,028,881
South Korea	3,930,285	—	—	3,930,285
Spain	—	1,688,425	—	1,688,425
Sweden	—	2,833,450	—	2,833,450
Switzerland	1,042,920	11,399,595	—	12,442,515
Taiwan	2,741,040	—	—	2,741,040
Thailand	1,213,208	—	—	1,213,208
Turkey	871,238	—	—	871,238
United Kingdom	2,268,598	21,435,385	—	23,703,983
United States	3,296,623	38,422	—	3,335,045
ABA Members Collateral Fund	—	4,772,245	—	4,772,245
Exchange-Traded Fund	—	6,981,416	—	6,981,416
Short-Term Investments	—	4,518,357	—	4,518,357
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	—	154,317	—	154,317

Total	$53,870,777	$105,802,308	$—	$159,673,085

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	$—	$98,526	$—	$98,526

Total	$—	$98,526	$—	$98,526

International All Cap Equity Fund Transfers from Level 2 to Level 1
Country	Value	Reason
Common Stock and/or Other Equity Investments
Japan	$20,378,562	Fair value trigger was not applied
Malaysia	2,629,049	Fair value trigger was not applied
South Korea	3,930,285	Fair value trigger was not applied
Taiwan	2,741,040	Fair value trigger was not applied
Thailand	1,213,208	Fair value trigger was not applied

Total	$30,892,144

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$2,615,796	$—	$2,615,796

Total	$—	$2,615,796	$—	$2,615,796

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

*	Synthetic guaranteed investment contracts are deemed Level 2 investments based on the fair value hierarchy.
**	All applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values as a Level 2 measurement and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$99,988,000	$—	$99,988,000

Total	$—	$99,988,000	$—	$99,988,000

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$122,040,804	$—	$122,040,804
Short-Term Investments	—	167	—	167

Total	$—	$122,040,971	$—	$122,040,971

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$315,357,847	$—	$315,357,847

Total	$—	$315,357,847	$—	$315,357,847

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$93,192,478	$—	$93,192,478

Total	$—	$93,192,478	$—	$93,192,478

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$51,269,206	$—	$51,269,206

Total	$—	$51,269,206	$—	$51,269,206

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$74,785,474	$—	$74,785,474

Total	$—	$74,785,474	$—	$74,785,474

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$31,983,985	$—	$31,983,985

Total	$—	$31,983,985	$—	$31,983,985

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$921,746	$—	$921,746
Investment Companies	—	630,700	—	630,700

Total	$—	$1,552,446	$—	$1,552,446

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$49,472,973	$—	$49,472,973

Total	$—	$49,472,973	$—	$49,472,973

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$82,724,781	$—	$82,724,781

Total	$—	$82,724,781	$—	$82,724,781

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$228,749,833	$—	$228,749,833

Total	$—	$228,749,833	$—	$228,749,833

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$176,509,654	$—	$176,509,654

Total	$—	$176,509,654	$—	$176,509,654

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$112,997,819	$—	$112,997,819

Total	$—	$112,997,819	$—	$112,997,819

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$2,540,438	$—	$2,540,438

Total	$—	$2,540,438	$—	$2,540,438

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$36,729,700	$—	$36,729,700
Short-Term Investments	—	1,909,957	—	1,909,957

Total	$—	$38,639,657	$—	$38,639,657

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$69,988,093	$—	$69,988,093
Short-Term Investments	—	1,641,299	—	1,641,299

Total	$—	$71,629,392	$—	$71,629,392

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$27,145,502	$—	$27,145,502

Total	$—	$27,145,502	$—	$27,145,502

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$233,879,822	$—	$233,879,822
Short-Term Investments	—	932	—	932

Total	$—	$233,880,754	$—	$233,880,754

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO provide investment advisory services with respect to portions of SARF. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of SARF for which it does not serve as an investment advisor. As of March 31, 2013, approximately 55%, 19% and 17% of the assets of SARF were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of March 31, 2013, approximately 9% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for SARF.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $351,017 and $327,679 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of March 31, 2013, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

iii. Adjustments to Contract Value

At March 31, 2013, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the three–month period ended March 31, 2013 is reflected below:

	March 31, 2013	December 31, 2012	Change
Investments (at fair value)	$888,211,741	$914,165,152	$(25,953,411)
Investments (at contract value)	851,674,575	877,082,472	(25,407,897)
Adjustment to contract value	(36,537,166)	(37,082,680)	(545,514)
Average yields

Based on actual income(1)			0.95%
Based on interest rate credited to participants(2)			1.93%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2013 by the fair value of investments on March 31, 2013.
(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2013 by the fair value of investments on March 31, 2013.

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analysis disclosures. These are estimates calculated based on the current crediting rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2013	1.93%
June 30, 2013		1.98%	2.03%	2.12%	2.17%
September 30, 2013		1.84%	1.91%	2.04%	2.10%
December 31, 2013		1.70%	1.79%	1.96%	2.04%
March 31, 2014		1.59%	1.69%	1.89%	1.99%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2013	1.93%
June 30, 2013		2.12%	2.16%	2.26%	2.30%
September 30, 2013		1.96%	2.03%	2.16%	2.22%
December 31, 2013		1.81%	1.90%	2.07%	2.15%
March 31, 2014		1.68%	1.79%	1.99%	2.09%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the SARF due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. For the open tax years from 2010 to 2012, management determined that no uncertainties would have a material impact on the Collective Trust’s tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in any tax jurisdiction.

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

For the three-month period ended March 31, 2013, the Bond Core Plus Fund had an average notional long exposure related to futures contracts of $553,405 and an average short notional exposure related to futures contracts of $4,321,706. For the three-month period ended March 31, 2012, the Bond Core Plus Fund had no exposure related to futures contracts.

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

The Bond Core Plus Fund had an average notional exposure of $3,447,350 and $8,106,816 and the International All Cap Equity Fund had an average notional exposure of $25,913,310 and $0 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively, related to forward foreign currency contracts.

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

For the three-month periods ended March 31, 2013 and March 31, 2012, the Bond Core Plus Fund had an average notional exposure of $2,652,136 and $14,233,131, respectively, related to interest rate swap contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the three-month periods ended March 31, 2013 and March 31, 2012, the Bond Core Plus Fund did not write any options or swaptions.

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at March 31, 2013 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statements of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$6,000	$—	$6,000
	Forward Contract(b)	—	210,406	210,406
	Swap Contracts(c)	968,288	—	968,288

	Total Value	$974,288	$210,406	$1,184,694

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$22,102	$—	$22,102
	Forward Contracts(b)	—	133,338	133,338
	Swap Contracts(c)	1,868,351	—	1,868,351

	Total Value	$1,890,453	$133,338	$2,023,791

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Liability Derivatives

		March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$60,129	$—	$60,129
	Forward Contracts(b)	—	821,750	821,750
	Swap Contracts(c)	159,528	—	159,528

	Total Value	$219,657	$821,750	$1,041,407

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$12,191	$—	$12,191
	Forward Contracts(b)	—	1,137,084	1,137,084
	Swap Contracts(c)	105,249	—	105,249

	Total Value	$117,440	$1,137,084	$1,254,524

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) on the statements of assets and liabilities. Below is the information as of March 31, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013

Description Bond Core Plus Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Futures	$6,000	—	6,000	—	6,000
Forwards	210,406	(39,338)	171,068	—	171,068
Interest Rate Swaps	968,288	(31,490)	936,798	936,798	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

Description Bond Core Plus Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Futures	$22,102	—	22,102	—	22,102
Forwards	133,338	(127,274)	6,064	—	6,064
Interest Rate Swaps	1,868,351	(10,778)	1,857,573	1,045,342	812,231

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013

Description Bond Core Plus Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Futures	$60,129	—	60,129	—	60,129
Forwards	821,750	(39,338)	782,412	—	782,412
Interest Rate Swaps	159,528	(31,490)	128,038	128,038	—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

Description Bond Core Plus Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Futures	$12,191	—	12,191	—	12,191
Forwards	1,137,084	(127,274)	1,009,810	—	1,009,810
Interest Rate Swaps	105,249	(10,778)	94,471	94,471	—

The International All Cap Equity Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total

International All Cap Equity Fund	Forward Contracts(b)	$—	$154,317	$154,317

	Total Value	$—	$154,317	$154,317

Liability Derivatives

		March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total

International All Cap Equity Fund	Forward Contracts(b)	$—	$98,526	$98,526

	Total Value	$—	$98,526	$98,526

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Liability Derivatives

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total

International All Cap Equity Fund	Forward Contracts(b)	$—	$480	$480

	Total Value	$—	$480	$480

Below is the ASU 2011-11 information as of March 31, 2013 and December 31, 2012 for the International All Cap Equity Fund.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013

Description International All Cap Equity Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Forwards	$154,317	(92,668)	61,629	—	61,629

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013

Description International All Cap Equity Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Forwards	98,526	(92,668)	(5,853)	—	(5,853)

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

Description International All Cap Equity Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Forwards	480	—	480	—	480

Each of the above derivatives is located in the following Statements of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statements of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Gross unrealized appreciation/depreciation of swap agreements

		For the three-month period ended March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$46,010	$—	$46,010
	Forward Contracts(b)	—	5,535	5,535
	Swap Contracts(c)	659,821	—	659,821

	Total Value	$705,831	$5,535	$711,366

		For the three-month period ended March 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total

Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$2,058,343	$—	$2,058,343
	Forward Contracts(b)	—	(818,209)	(818,209)
	Swap Contracts(c)	354,753	—	354,753

	Total Value	$2,413,096	$(818,209)	$1,594,887

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the three-month period ended March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total

International All Cap Equity Fund(e)	Realized gain (loss)
	Forward Contracts(b)	$—	$(35,120)	$(35,120)

	Total Value	$—	$(35,120)	$(35,120)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statements of Operations include both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts (d) Net realized gain/(loss) written options (e) For the three-month period ended March 31, 2012, there was no activity related to derivative transactions

		For the three-month period ended March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(64,040)	$—	$(64,040)
	Forward Contracts(b)	—	390,700	390,700
	Swap Contracts(c)	(962,911)	—	(962,911)

	Total Value	$(1,026,951)	$390,700	$(636,251)

		For the three-month period ended March 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(1,833,581)	$—	$(1,833,581)
	Forward Contracts(b)	—	469,874	469,874
	Swap Contracts(c)	339,141	—	339,141

	Total Value	$(1,494,440)	$469,874	$(1,024,566)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the three-month period ended March 31, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund(d)	Change in Unrealized Appreciation (Depreciation)
	Forward Contracts(b)	$—	$33,699	$33,699

	Total Value	$—	$33,699	$33,699

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net change in unrealized appreciation/(depreciation) futures contracts
(b)	Net change in unrealized appreciation/(depreciation) foreign currency transactions (Statements of Operations includes both forwards and foreign currency transactions)
(c)	Net change in unrealized appreciation/(depreciation) swap contracts (d) For the three-month period ended March 31, 2012, there was no activity related to derivative transactions

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

3. Investment Advisory, Investment Management and Related Party Transactions
Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of March 31, 2013, the line-up of Investment Advisors to the Funds was as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Galliard Capital Management, Inc.	Stable Asset Return Fund
Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond Core
Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Stable Asset Return Fund and Large Cap
Equity Fund
Allianz Global Investors Capital LLC*	Small-Mid Cap Equity Fund
Cortina Asset Management, LLC	Small-Mid Cap Equity Fund
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund and International All Cap Equity Fund
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
American Century Investment Management Inc.	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
William Blair & Company LLC	International All Cap Equity Fund

*	Allianz Global Investors Capital LLC was terminated as an investment advisor with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month periods ended March 31, 2013 and March 31, 2012 are listed below; the annual asset-based fees for 2013 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

Investment Advisor	Fund	Fees for the Three-month period ended March 31, 2013	Fees for the Three-month period ended March 31, 2012
Allianz Global Investors Capital LLC *	Small-Mid Cap Equity Fund	$20,203	$33,654
Altrinsic Global Advisors, LLC	International All Cap Equity Fund	36,289	36,716

American Century Investment Management Inc. **	International All Cap Equity Fund	24,098	—

C.S. McKee, L.P.	Large Cap Equity Fund	140,227	159,975

Columbus Circle Investors	Large Cap Equity Fund	157,371	159,240

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Investment Advisor	Fund	Fees for the Three-month period ended March 31, 2013	Fees for the Three-month period ended March 31, 2012

Cortina Asset Management, LLC***	Small-Mid Cap Equity Fund	6,642	—
Delaware Investment Advisers	Large Cap Equity Fund	115,816	115,073
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	57,243	57,682
Eagle Global Advisors LLC **	International All Cap Equity Fund	—	21,652
First State Investments International Limited	International All Cap Equity Fund	61,358	54,498

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	36,082	30,180

Galliard Capital Management, Inc.	Stable Asset Return Fund	174,087	182,549

Jennison Associates LLC	Stable Asset Return Fund	44,147	45,581

Jennison Associates LLC	Large Cap Equity Fund	95,957	98,059

Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund	50,487	42,090

LSV Asset Management	International All Cap Equity Fund	36,398	36,714

LSV Asset Management	Small-Mid Cap Equity Fund	42,899	42,474

Martin Currie Inc. **	International All Cap Equity Fund	—	29,674

Pacific Investment Management Company LLC	Bond Core Plus Fund	232,407	234,457

Pacific Investment Management Company, LLC	Stable Asset Return Fund	102,512	99,549

Riverbridge Partners	Small-Mid Cap Equity Fund	43,825	36,342

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	46,636	50,341
TCW Investment Management Company****	Small-Mid Cap Equity Fund	1,025	33,497
William Blair & Company LLC **	International All Cap Equity	22,388	—

		$1,548,097	$1,599,997

*	Allianz Global Investors Capital LLC was terminated as an investment advisor with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

**	Eagle Global Advisors LLC and Martin Currie Inc. were terminated as investment advisors with respect to the International All Cap Equity Fund during the second quarter of 2012. American Century Investment Management Inc. and William Blair & Company LLC began providing investment advice with respect to the International All Cap Equity Fund during the second quarter of 2012.
***	Cortina Asset Management, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.
****	TCW Investment Management Company was terminated as investment advisor with respect to the Small-Mid Cap Equity Fund during the fourth quarter of 2012.

Program Fee

A separate program fee (“Program fee”) is paid to both of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds and the Balanced Fund.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the two-month period ended February 29, 2012:

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

For the three-month periods ended March 31, 2013 and March 31, 2012, ABA Retirement Funds received Program fees of $710,177 and $674,785, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

For the three-month periods ended March 31, 2013 and March 31, 2012, the Program fee paid to ING Life was $5,138,112 and $4,718,467, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. Service penalties of $0 and $100,000 were imposed on ING Services during the three-month periods ended March 31, 2013 and March 31, 2012, respectively, and the fees stated above are net of these penalties.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the Program fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $122 for the three-month period ended March 31, 2013.

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011 it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the Program fee otherwise payable to ING Life, and are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $114,454 and $149,429 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. Such payments by TD Ameritrade are made quarterly in arrears, in an amount calculated based on the table below, based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

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

For the three-month periods ended March 31, 2013 and March 31, 2012 Northern Trust received trust, management and administration fees of $912,251 and $859,496, respectively.

Management Fees — Index Funds and Indexed Portions of Managed Funds

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

The fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.04%
Mid Cap Index Equity Fund	.04%
Small Cap Index Equity Fund	.04%
International Index Equity Fund	.12%
Large Cap Equity Fund	.03%
Small-Mid Cap Equity Fund	.04%
International All Cap Equity Fund	.12%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

State Street Bank received the following fees paid from the Funds listed below during the three-month periods ended March 31, 2013 and March 31, 2012:

	Fees for the three-month period ended March 31, 2013	Fees for the three-month period ended March 31, 2012

Bond Index Fund	$9,868	$8,172
Large Cap Index Equity Fund	5,666	4,222
All Cap Index Equity Fund	30,415	32,501
Mid Cap Index Equity Fund	8,286	6,654
Small Cap Index Equity Fund	4,682	3,655
International Index Equity Fund	21,413	16,280
Large Cap Equity Fund	4,092	2,695
Small-Mid Cap Equity Fund	2,253	1,383
International All Cap Equity Fund	3,791	2,484

	$90,466	$78,046

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2013 and March 31, 2012, State Street Bank received Real Asset Return Fund management fees of $6,047 and $4,790, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2013 and March 31, 2012, State Street Bank received Retirement Date Funds management fees of $159,006 and $121,261, respectively.

The Target Risk Funds are subject to annual management fees of .042%, ..055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2013 and March 31, 2012, State Street Bank received Target Risk Fund management fees of $18,919 and $14,206, respectively.

Investment Advisor Fees — Managed Funds

The Investment Advisors for SARF are paid a weighted average fee at an annual rate of approximately .15% of the assets of the Fund.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of March 31, 2013, the aggregate value of such assets was $1.4 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

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

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of March 31, 2013:

Fund	Rate
Large Cap Equity Fund	.287%
Small-Mid Cap Equity Fund	.465
International All Cap Equity Fund	.489

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

No fees are paid directly to Wellington Trust or AQR Capital Management for the investment management services they perform relating to the assets of the Alternative Alpha Fund. However, the Alternative Alpha Fund, as an investor in the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund, bears the operating expenses associated with those commingled investment vehicles, including investment advisory fees payable by the Wellington Trust Real Total Return Portfolio to Wellington Trust at the current annual rate of .55% and payable by the AQR Risk Parity Fund to AQR Capital Management at the current annual rate of .75% of the value of the assets of the Alternative Alpha Fund invested in, respectively, the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund. The Alternative Alpha Fund will also bear the expenses of the AQR Risk Parity Fund (Class I shares) on assets invested in it. The total annual operating expenses of this share class of the AQR Risk Parity Fund for its most recent completed fiscal year were 1.12%; however, the AQR Risk Parity Fund’s adviser has contractually agreed to cap these expenses at 0.95% (excluding interest, taxes, dividends on short sales, borrowing costs, acquired fund fees and expenses, interest expense related to short sales and extraordinary expenses) until at least April 30, 2014.

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case of the SARF, to the GSTIF. Northern Trust Investments was paid $235, $6,939, $3,157, $1,996 and $30,270 for the three-month period ended March 31, 2013 and was paid $582, $8,457, $2,495, $1,688 and $40,302 for the three-month period ended March 31, 2012, from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively.

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

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month periods ended March 31, 2013 and March 31, 2012, these expenses totaled $691,048 and $655,804, respectively. Fees in the amount of approximately $6,275 and $25,212 for the registration of $46 million and $220 million of units with the SEC were paid during 2013 and 2012, respectively, and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the three-month period ended
	March 31, 2013
	Purchases	Sales
Bond Core Plus Fund	$8,802,555	$13,318,361
Large Cap Equity Fund	80,515,038	87,864,445
Small-Mid Cap Equity Fund	134,193,897	143,535,409
International All Cap Equity Fund	23,179,720	23,908,404
Global All Cap Equity Fund	670,552	186,776
Bond Index Fund	3,725,298	4,005,849
Large Cap Index Equity Fund	8,126,070	1,909,080
All Cap Index Equity Fund	3,316,244	5,272,826
Mid Cap Index Equity Fund	7,400,254	954,092
Small Cap Index Equity Fund	5,956,530	2,064,843
International Index Equity Fund	5,732,138	372,782
Real Asset Return Fund	2,679,177	2,655,888
Alternative Alpha Fund*	442,024	94,049
Lifetime Income Retirement Date Fund	2,210,319	1,317,004
2010 Retirement Date Fund	4,237,843	6,606,835
2020 Retirement Date Fund	15,472,633	4,131,662
2030 Retirement Date Fund	11,630,060	1,226,380
2040 Retirement Date Fund	6,262,143	1,328,035
2050 Retirement Date Fund	967,377	56,729
Conservative Risk Fund	3,966,297	3,112,319
Moderate Risk Fund	9,527,007	3,197,574
Aggressive Risk Fund	4,294,274	1,921,249
Balanced Fund	2,518,827	9,460,785

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the three-month period ended
	March 31, 2013
	Purchases	Sales
Bond Core Plus Fund	$276,051,186	$251,728,453

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending was reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through March 31, 2013, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent. The fees incurred related to securities lending were $323, $3,273, $22,112 and $32,604, for the three-month period ended March 31, 2013 in the Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund respectively.

At March 31, 2013, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$9,226,259	$9,418,696	$9,280,486
Large Cap Equity Fund	3,555,455	3,673,560	3,619,655
Small-Mid Cap Equity Fund	15,072,964	15,443,396	15,216,780
International All Cap Equity Fund	4,655,146	4,843,315	4,772,245

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At March 31, 2013, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 98.533% of

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of March 31, 2013, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: Two participants owned 17.26% of the outstanding units of the Global All Cap Equity Fund and four participants owned 47.942% of the outstanding units of the Alternative Alpha Fund.

7. Subsequent Events

One of the three synthetic guaranteed investment contract wrap providers for the Stable Asset Return Fund has elected to terminate its contract with Northern Trust Investments, as trustee of the Collective Trust, effective April 11, 2013. At March 31, 2013, the contract value of the investment represented approximately 20% of the Fund’s net asset value. Northern Trust Investments, as trustee of the Collective Trust, contracted another wrap provider to replace the terminated wrap provider effective April 11, 2013. These events did not result in any material adverse impact to the operations of the Stable Asset Return Fund.

Northern Trust Investments has regularly evaluated the participation of the Collective Trust in State Street Bank’s securities lending program. Pursuant to the Fiduciary Investment Services Agreement among Northern Trust, Northern Trust Investments and ABA Retirement Funds, Northern Trust is authorized to conduct securities lending activities for the Collective Trust. Based on that authority, Northern Trust determined that, on or about June 1, 2013, it will assume the conduct of securities lending activity for the Collective Trust, and it may expand the securities lending program. Northern Trust expects to charge a fee of 20% of the net income after rebates paid to borrowers of loaned securities for operating the Program. Each Fund will retain the remaining 80% of any such net income. Northern Trust also expects that its compensation for the management of the cash collateral received by the Funds from borrowers will be at an annualized rate of .0072% of net assets.

Management has evaluated subsequent events for the Funds and the Balanced Fund through the date the financial statements were issued, and has concluded that there are no recognized or non-recognized subsequent events, other than the items notes above, relevant for financial statement disclosure.

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

Quarter Ended March 31, 2013

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

For the quarter ended March 31, 2013, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.30%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.10% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the quarter ended March 31, 2013. Outperformance was driven by an overweight to spread sectors such as the financials and industrials sectors. Allocations to municipal bonds were also beneficial.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from three to six years.

For the quarter ended March 31, 2013, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 0.03%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of -0.12% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended March 31, 2013. Outperformance was driven by holdings of intermediate maturities, financials and Treasury Inflation Protected Securities, which we refer to as U.S. TIPS. An allocation to high yield bonds was also beneficial.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended March 31, 2013, the Large Cap Equity Fund experienced a total return, net of expenses, of 9.58%. By comparison, the Russell 1000® Index produced an investment record of 10.96% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended March 31, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of March 31, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The primary driver of underperformance was weak stock selection in the consumer discretionary sector.

For the quarter ended March 31, 2013, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of March 31, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The primary detractors from performance came from holdings in the technology, healthcare and consumer sectors.

For the quarter ended March 31, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Holdings in the consumer staples sector were the primary driver of outperformance.

For the quarter ended March 31, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of March 31, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer discretionary sector as well as an overweight to the information technology sector were the primary drivers of underperformance.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended March 31, 2013, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 12.27%. By comparison, the Russell 2500™ Index produced an investment record of 12.85% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the period from January 1, 2013 through approximately February 22, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of February 22, 2013) positively contributed to the performance of the Fund, but underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology and health care sectors was the primary detractor from relative performance.

For the period from March 12, 2013 to March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Cortina Asset Management (approximately 9% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2500 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection within the healthcare sector was the primary driver of outperformance.

For the quarter ended March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance for the quarter was led by holdings in the energy and healthcare sectors.

For the quarter ended March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 12% as of March 31, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection was broadly positive and was particularly strong in the producer durables and healthcare sectors.

For the quarter ended March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 20% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection was positive in seven of ten sectors, with the biggest contributions coming from the financials, materials and energy sectors.

For the quarter ended March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. An underweight to the underperforming REITs sector and an overweight to consumer staples, the best performing sector in the benchmark, led to a positive impact on results. Stock selection was also strong in the energy and financial sectors.

For the quarter ended March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 12% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Although stock selection in the consumer staples and healthcare sectors were detractors, stock selection in the information technology and financials sectors led to positive performance.

For the quarter ended March 31, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 13% as of March 31, 2013) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection within the information technology and energy sectors was the primary detractor from performance, while selection within the industrials, materials and financials sectors added value relative to the benchmark.

International All Cap Equity Fund

The International All Cap Equity Fund seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock markets, through investing in a diversified portfolio of primarily non-U.S. equity securities.

For the quarter ended March 31, 2013, the International All Cap Equity Fund experienced a total return, net of expenses, of 3.58%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 3.17% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended March 31, 2013, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 21% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Holdings in the financial sector, particularly an underweight to European banks and an overweight to Japanese banks, were the primary driver of outperformance.

For the quarter ended March 31, 2013, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of March 31, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Holdings in the energy sector were the primary driver of underperformance, while certain holdings in the financial sector also detracted. Stock selection was positive, however, in the industrials and consumer discretionary sectors.

For the quarter ended March 31, 2013, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 28% as of March 31, 2013) negatively contributed to the performance of the Fund, but outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer staples and information technology sectors was the primary driver of outperformance.

For the quarter ended March 31, 2013, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 20% as of March 31, 2013) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. The primary driver of outperformance was strong stock selection in the health care sector.

For the quarter ended March 31, 2013, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 13% as of March 31, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. An underweight to the best performing country, Japan, as well as an underweight to staples and an overweight to the energy and financial sectors, were the primary detractors from performance.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the quarter ended March 31, 2013, the Global All Cap Equity Fund experienced a total return, net of expenses, of 5.83%. By comparison, the MSCI ACWI Index produced an investment record of 6.50% for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended March 31, 2013, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 40% as of March 31, 2013) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended March 31, 2013, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 6% as of March 31, 2013) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended March 31, 2013, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 54% as of March 31, 2013) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market.

For the quarter ended March 31, 2013, the Bond Index Fund experienced a total return, net of expenses, of -0.29%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of -0.12% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter ended March 31, 2013 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended March 31, 2013, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 10.44%. By comparison, the S&P 500 produced an investment record of 10.61% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter ended March 31, 2013 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended March 31, 2013, the All Cap Index Equity Fund experienced a total return, net of expenses, of 10.90%. By comparison, the Russell 3000 Index produced an investment record of 11.07% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter ended March 31, 2013 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended March 31, 2013, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 13.25%. By comparison, the S&P MidCap 400 produced an investment record of 13.45% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter ended March 31, 2013 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended March 31, 2013, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 12.14%. By comparison, the Russell 2000 Index produced an investment record of 12.85% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter ended March 31, 2013 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended March 31, 2013, the International Index Equity Fund experienced a total return, net of expenses, of 2.17%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 3.17% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter ended March 31, 2013 was consistent with the MSCI ACWI ex-US Index after taking expenses and fair value adjustments into account.

Real Asset Return Fund

The investment objective of the Real Asset Return Fund is to provide capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100 through investment in a diversified portfolio of primarily Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, commodity futures and real estate investment trusts.

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2013, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite investment records of the respective benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended March 31, 2013, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended March 31, 2013, the Fund experienced a total return, net of expenses, of 1.07%. By comparison, the composite benchmark produced an investment record of 1.28% for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter ended March 31, 2013 was consistent with its composite benchmark after taking expenses into account.

Alternative Alpha Fund

The Alternative Alpha Fund seeks to efficiently deliver exposure to a broad set of liquid asset classes by investing in a diversified portfolio of securities and instruments. These include U.S. TIPS, other fixed-income securities, and a wide array of major liquid asset classes, including global developed and emerging market equities, global nominal and inflation linked-government bonds, emerging market bonds, mortgage-backed securities, corporate and sovereign debt, the credit spreads of mortgage-backed securities, developed and emerging market currencies, commodities and derivatives with the objective of providing long-term total returns in excess of the yield on cash-equivalent investments.

For the quarter ended March 31, 2013, the Alternative Alpha Fund experienced a total return, net of expenses, of 2.51%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 5.79% for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

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

For the quarter ended March 31, 2013, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 39% as of March 31, 2013) positively contributed to the performance of the Fund, but underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index against which the performance of this portion of the Fund is compared. Underperformance was primarily driven by an underweight to equities in U.S. companies as well as allocations to commodities.

For the quarter ended March 31, 2013, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 61% as of March 31, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. A position in U.S. TIPS and exposure to gold via both commodities and equities, along with a short duration hedge, were the primary drivers of negative results.

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

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2013, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small/Mid Cap® Index Non-Lending Series Fund, the SSgA Dow Jones-UBS Roll Select Commodity IndexSM Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite investment records of the respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended March 31, 2013, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-USA IMI Index, the S&P MidCap 400, the Russell 2000 Index, the FTSE EPRA/NAREIT Global Developed Liquid Index, the Russell Small-Cap Completeness Index and the Dow Jones-UBS Roll Select Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended March 31, 2013, the Retirement Date Funds experienced a total return, net of expenses, of 2.38% for the Lifetime Income Retirement Date Fund, 2.70% for the 2010 Retirement Date Fund, 4.65% for the 2020 Retirement Date Fund, 5.87% for the 2030 Retirement Date Fund, 6.71% for the 2040 Retirement Date Fund and 6.69% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 2.67%, 2.99%, 5.06%, 6.30%, 7.17% and 7.17%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended March 31, 2013 was consistent with its respective composite benchmark after taking into account expenses.

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

The Target Risk Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2013, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended March 31, 2013, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill and the Dow Jones UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended March 31, 2013, the Target Risk Funds experienced a total return, net of expenses, of 1.59% for the Conservative Risk Fund, 3.68% for the Moderate Risk Fund and 5.64% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 1.86%, 4.01% and 6.05%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter ended March 31, 2013 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended March 31, 2013, the Balanced Fund experienced a total return, net of expenses, of 5.90%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 6.45% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended March 31, 2013, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to the discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such period.

For the quarter ended March 31, 2013, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to the discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such period.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Funds were effective as of March 31, 2013.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended March 31, 2013 and determined that no change in the internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2013, the Collective Trust issued an aggregate of approximately $151 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

10.35	Investment Advisor Agreement by and between Northern Trust Investments, Inc. and Cortina Asset Management, LLC, executed February 20, 2013, included as Exhibit 10.35 to Registrant’s Current Report on Form 8-K filed March 14, 2013 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

May 15, 2013	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

May 15, 2013	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.