Form 10-Q
period 2013-06-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2013-08-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINACIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments, at Fair Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $855,960,348 and $877,082,472, respectively)	$881,416,504	$914,165,152
Northern Trust Global Investments — Collective Government Short Term Investment Fund (cost $87,442,233 and $86,915,997, respectively)	87,442,233	86,915,997
Interest and dividends receivable	686	3,627
Other assets	36,038	28,217

Total assets	968,895,461	1,001,112,993

Liabilities
Payable for fund units redeemed	791,328	204,679
ING — program fee payable	392,607	418,733
Trustee, management and administration fees payable	66,813	70,881
ABA Retirement Funds — program fee payable	52,571	59,859
Payable for legal and audit services	119,767	95,386
Payable for compliance consultant fees	79,967	76,225
Payable for reports to unitholders	23,354	14,783
Payable for registration fees	111,728	107,004
Other accruals	10,438	35,393

Total liabilities	1,648,573	1,082,943

Net Assets at fair value	967,246,888	1,000,030,050

Adjustment from fair value to contract value for fully benefit responsive contracts	(25,456,156)	(37,082,680)

Net Assets (equivalent to $36.76 and $36.55 per unit based on 25,620,681 and 26,349,022 units outstanding, respectively)	$941,790,732	$962,947,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Dividends	$4,606,943	$5,301,822	$9,519,792	$10,722,935
Interest — affiliated issuers (net of wrapper fees of $463,427, $453,429, $890,033 and $1,017,404, respectively)	34,725	40,457	69,398	83,439

Total investment income	4,641,668	5,342,279	9,589,190	10,806,374

Expenses
ING — program fee	1,191,940	1,264,528	2,401,217	2,488,217
Trustee, management and administration fees	205,008	216,558	411,221	434,950
Investment advisory fee	353,605	367,747	704,621	735,728
ABA Retirement Funds — program fee	162,337	176,657	329,478	351,656
Legal and audit fees	82,207	69,124	166,599	136,781
Compliance consultant fees	29,442	40,167	59,998	80,439
Reports to unitholders	4,206	4,820	8,571	9,653
Registration fees	34,660	46,916	68,999	93,953
Other fees	8,972	9,640	18,285	19,306

Total expenses	2,072,377	2,196,157	4,168,989	4,350,683

Less: Expense reimbursement	(38,447)	(32,121)	(66,820)	(71,023)

Net expenses	2,033,930	2,164,036	4,102,169	4,279,660

Net investment income (loss)	2,607,738	3,178,243	5,487,021	6,526,714

Net increase (decrease) in net assets resulting from operations	$2,607,738	$3,178,243	$5,487,021	$6,526,714

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$5,487,021

Net increase (decrease) in net assets resulting from operations	5,487,021

From unitholder transactions
Proceeds from units issued	118,745,045
Cost of units redeemed	(145,388,704)

Net increase (decrease) in net assets from unitholder transactions	(26,643,659)

Net increase (decrease) in net assets	(21,156,638)
Net Assets
Beginning of period	962,947,370

End of period	$941,790,732

Number of units
Outstanding-beginning of period	26,349,022
Issued	3,238,849
Redeemed	(3,967,190)

Outstanding-end of period	25,620,681

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$0.18	$0.20	$0.37	$0.40
Expenses†,††	(0.08)	(0.08)	(0.16)	(0.16)

Net investment income (loss)	0.10	0.12	0.21	0.24

Net increase (decrease) in unit value	0.10	0.12	0.21	0.24
Net asset value at beginning of period	36.66	36.18	36.55	36.06

Net asset value at end of period	$36.76	$36.30	$36.76	$36.30

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.87%	0.89%	0.88%	0.88%
Ratio of net investment income (loss) to average net assets*	1.11%	1.31%	1.17%	1.35%
Total return**	0.27%	0.33%	0.57%	0.67%
Net assets at end of period (in thousands)	$941,791	$975,810	$941,791	$975,810

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS — (93.6%)
ING	A-	60313	No Stated Maturity	Variable	2.20	349,575,815	—	(13,797,041)	335,778,774
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	2.31	344,654,439	—	(7,847,759)	336,806,680
AMERICAN GENERAL LIFE INSURANCE CO.	A+	1633763	No Stated Maturity	Variable	2.14	187,186,250	—	(3,811,356)	183,374,894

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						881,416,504	—	(25,456,156)	855,960,348

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC
GUARANTEED INVESTMENT CONTRACTS
GALLIARD MANAGED PORTFOLIO — 56.9%
Agency — 2.9%
Federal Home Loan Mortgage Corp. FA25	8,300,000	1.38	02/25/2014	8,362,831
Federal Home Loan Mortgage Corp. JD29	4,350,000	1.00	06/29/2017	4,310,981
Federal National Mortgage Association AO15	2,495,000	4.63	10/15/2013	2,527,390
Federal National Mortgage Association JJ12	410,000	3.88	07/12/2013	410,476
Federal National Mortgage Association MN27	5,105,000	0.50	05/27/2015	5,113,321
Overseas Private Investment Corp.	600,000	—	05/02/2014	626,694
Overseas Private Investment Corp.	2,200,000	—	07/12/2014	2,221,648
Overseas Private Investment Corp.	1,000,000	—	09/07/2014	999,798
Petroleos Mexicanos JD20	2,660,000	1.95	12/20/2022	2,638,108

				27,211,247

Asset Backed — 7.7%
American Express Credit, Mo-15	2,700,000	0.59	05/15/2018	2,686,986
American Express Credit, Series 2012-2, Class A Mo-15	2,500,000	0.68	03/15/2018	2,496,225
AmeriCredit Automobile Receivables Trust, Mo-8	1,775,000	0.92	04/09/2018	1,767,669

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
AmeriCredit Automobile Receivables Trust, Series 2011-4, Class A2 Mo-8	15,646	0.92	03/09/2015	15,648
AmeriCredit Automobile Receivables Trust, Series 2012-1, Class A2 Mo-8	643,591	0.91	10/08/2015	644,286
AmeriCredit Automobile Receivables Trust, Series 2012-3, Class A2 Mo-9	1,452,361	0.71	12/08/2015	1,453,101
Brazos Higher Education Authority, Series 2011-1, Class A1 FMAN25	206,431	0.72	02/25/2020	206,357
Brazos Higher Education Authority, Series 2011-2, Class A1 JAJO25	322,470	0.83	01/27/2020	322,889
Capital Auto Receivables Asset Trust 2013-1, Class A2	4,175,000	0.62	07/20/2016	4,166,233
Carmax Auto Owner Trust, Series 2012-3, Class A3 Mo-15	1,825,000	0.52	07/17/2017	1,813,010
CNH Equipment Trust, Series 2011-C, Class A2 Mo-15	103,967	0.90	10/15/2013	103,987
CNH Equipment Trust, Series 2012-B, Class A3 Mo-15	2,800,000	0.86	12/15/2015	2,803,584
CNH Equipment Trust, Series 2012-C, Class A3 Mo-26	2,825,000	0.57	12/15/2017	2,808,700
Discover Card Master Trust, Series 2012-A1, Class A1 Mo-15	2,250,000	0.81	08/15/2017	2,253,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Educational Funding of the South, Inc., Series 2011-1, Class A1 JAJO25	934,753	0.83	10/25/2021	934,752
Ford Credit Auto Lease Trust, Mo-15	2,700,000	0.57	10/15/2017	2,684,475
Ford Credit Auto Lease Trust, Series 2012-B, Class A3 Mo-3	2,250,000	0.57	09/15/2015	2,237,940
GE Capital CC Master Trust, Series 2012-5, Class A Mo-15	2,450,000	0.95	06/15/2018	2,456,885
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A Mo-20	400,000	0.79	07/20/2016	401,024
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A3 Mo-20	452,714	1.00	10/20/2014	453,013
GE Dealer Floorplan Master Note Trust, Series 2012-3, Class A Mo-20	2,800,000	0.68	06/22/2015	2,800,000
GE Equipment Midticket LLC, Series 2012-1, Class A3 Mo-26	2,250,000	0.60	05/23/2016	2,244,938
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-22	1,700,000	0.99	11/23/2015	1,703,417
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-24	2,220,000	0.62	07/25/2016	2,210,543
Harley — Davidson Motorcycle Trust, Mo-15	2,375,000	0.65	07/15/2016	2,358,636

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Honda Auto Receivables Owner Trust, Mo-16	1,350,000	0.53	02/16/2017	1,342,791
Honda Auto Receivables Owner Trust, Series 2012-1, Class A3 Mo-15	1,650,000	0.77	01/15/2016	1,651,881
John Deere Owner Trust, Series 2011-A, Class A3 Mo-15	800,105	1.29	01/15/2016	802,298
John Deere Owner Trust, Series 2012-A, Class A3 Mo-15	2,500,000	0.75	03/15/2016	2,501,375
Mercedes-Benz Auto Lease Trust, Mo-15	2,675,000	0.59	02/15/2016	2,664,862
Montana Higher Education Student Assistance Corp., Series 2012-1, Class A1 Mo-20	976,863	0.79	09/20/2022	986,631
NCUA Guaranteed Notes JD12	1,500,000	1.40	06/12/2015	1,524,255
NCUA Guaranteed Notes Mo-9	1,939,990	0.64	10/07/2020	1,949,690
NCUA Guaranteed Notes, Series 2010-A1, Class A Mo-7	3,370,896	0.54	12/07/2020	3,380,335
NCUA Guaranteed Notes, Series 2011-R4, Class 1A Mo-7	422,860	0.57	03/06/2020	422,332
NCUA Guaranteed Notes, Series 2011-R6, Class 1A Mo-7	485,770	0.57	05/07/2020	486,472
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	797,005	0.73	10/26/2020	786,469

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Panhandle-Plains Higher Education Authority, Inc., Series 2011-1, Class A1 JAJO1	503,184	0.77	10/01/2018	502,202
Santander Drive Auto Receivables Trust, Mo-15	2,675,000	0.55	09/15/2016	2,671,897
Santander Drive Auto Receivables Trust, Series 2012-2, Class A2 Mo-15	332,903	0.91	05/15/2015	333,216
Santander Drive Auto Receivables Trust, Series 2012-5, Class A2 Mo-15	1,167,790	0.57	12/15/2015	1,167,626
SLM Student Loan Trust, Mo-25	2,150,000	0.49	05/26/2020	2,130,586
SLM Student Loan Trust, Series 2010-1, Class A Mo-25	895,170	0.59	03/25/2025	888,734
SLM Student Loan Trust, Series 2012-7, Class A Mo-25	2,177,307	0.35	02/27/2017	2,173,431
United States Small Business Administration, Series 2006-10A, Class 1 MS1	202,261	5.52	03/10/2016	215,392
United States Small Business Administration, Series 2006-10B, Class A MS1	216,768	5.54	09/10/2016	233,940

				72,844,651

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities — 6.0%
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A4 Mo-1	132,251	5.06	03/11/2041	132,683
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A5 Mo-1	2,575,000	4.86	07/10/2043	2,723,552
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2005-5, Class A4 Mo-1	1,700,000	5.12	10/10/2045	1,828,860
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-1, Class A4 Mo-1	1,500,000	5.37	09/10/2045	1,632,480
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-2, Class A4 Mo-1	2,500,000	5.92	05/10/2045	2,760,600
Bear Stearns Commercial Mortage, Inc., Series 2006-PW12, Class A4 Mo-1	2,400,000	5.90	09/11/2038	2,649,288
Bear Stearns Commercial Mortage, Inc., Series 2006-PW14, Class A4 Mo-1	2,500,000	5.20	12/11/2038	2,759,275
CFCRE Commercial Mortgage Trust, Series 2011-C2, Class A1 Mo-1	1,772,229	1.56	12/15/2047	1,783,890
Credit Suisse First Boston Mortgage Securities Corp. C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,666,007

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Fannie Mae #Mo-1	5,770,000	0.95	11/25/2015	5,801,447
FHLMC Multifamily Structured Pass Through Certificates, Series K701, Class A2 Mo-1	2,500,000	3.88	11/25/2017	2,699,775
FHLMC Multifamily Structured Pass Through Certificates, Series K706, Class A2 Mo-1	2,500,000	2.32	11/25/2044	2,530,800
Freddie Mac, Series KF01-A, Class Mo-25	2,489,274	0.54	04/25/2019	2,493,879
GE Capital Mortgage Corp., Series 2005-C3, Class A7A Mo-1	2,500,000	4.97	07/10/2045	2,672,950
GS Mortgage Security Corp. II, Series 2005-GG4, Class A4A Mo-1	1,775,000	4.75	07/10/2039	1,864,371
JPMorgan Chase Commercial Mortgage Securities Corp. LDP5 A4 Mo-1	2,300,000	5.37	12/15/2044	2,482,022
JPMorgan Chase Commercial Mortgage Securities Corp., Series 2005-CB11, Class A4 Mo-1	1,682,946	5.34	08/12/2037	1,778,942
LB-UBS Commercial Mortgage Trust C2 A4 Mo-11	2,550,000	4.37	03/15/2036	2,594,549
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,540,310
Morgan Stanley Capital I, Inc. HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,690,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Morgan Stanley Capital I, Inc., Series 2005-IQ10, Class A4A Mo-1	2,446,031	5.23	09/15/2042	2,606,099
UBS Barclays Commercial Mortgage, Series 2006-C6 Class A4	2,400,000	5.37	09/15/2039	2,640,048
UBS Barclays Commercial Mortgage, Series 2012-C4 Class A1	2,563,161	0.67	12/10/2045	2,532,736

				56,865,181

Corporate — 8.0%
American Express Credit Corp. JD12	400,000	1.75	06/12/2015	405,428
Anheuser-Busch InBev Worldwide, Inc. WOR JJ15	1,900,000	0.80	07/15/2015	1,899,525
AT&T, Inc. MS15	250,000	5.10	09/15/2014	262,680
Bank of Montreal JAJO29	1,800,000	0.75	04/29/2014	1,806,678
Bank of New York Mellon Corp. FA20	700,000	1.20	02/20/2015	705,677
Baxter International, Inc. JD15	710,000	1.85	06/15/2018	704,249
Berkshire Hathaway Finance Corp. MN15	770,000	1.60	05/15/2017	766,766
BHP Billiton Finance USA Ltd. FA24	1,100,000	1.63	02/24/2017	1,094,676
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,309,550

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
BNP Paribas JAJO10	450,000	1.18	01/10/2014	451,238
BNY Mellon NA JD15	1,132,000	4.75	12/15/2014	1,196,128
Bottling Group LLC MS15	750,000	6.95	03/15/2014	782,708
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	470,327
BP Capital Markets PLC MN10	1,300,000	1.38	05/10/2018	1,253,057
Carolina Power & Light Co. AO1	950,000	5.15	04/01/2015	1,023,293
Carolina Power & Light Co. JD15	800,000	5.25	12/15/2015	887,392
Caterpillar Financial Services Corp. FA17	1,125,000	6.13	02/17/2014	1,164,803
Caterpillar Financial Services Corp. FA17	300,000	4.75	02/17/2015	319,803
Chevron Corp. JD24	490,000	0.89	06/24/2016	490,642
Chevron Corp. JD5	540,000	1.10	12/05/2017	527,639
Citigroup, Inc. JAJO1	19,000	1.20	04/01/2014	19,078
Coca-Cola Co. MN15	450,000	1.50	11/15/2015	459,054
Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A. JJ19	1,450,000	3.38	01/19/2017	1,522,834
Credit Suisse USA, Inc. JJ15	500,000	4.88	01/15/2015	529,470
Deutsche Bank A.G./London JJ11	1,150,000	3.25	01/11/2016	1,204,165
Diageo Capital PLC MN11	500,000	1.50	05/11/2017	495,490
Diageo Finance B.V. JJ15	1,150,000	3.25	01/15/2015	1,194,781
EI du Pont de Nemours & Co. MS15	1,000,000	4.75	03/15/2015	1,067,220
EI du Pont de Nemours & Co. MS25	350,000	1.75	03/25/2014	352,811
EMC Corp. JD6	1,000,000	1.88	06/01/2018	988,500
General Electric Capital Corp. JD11	560,000	1.00	12/11/2015	559,166
General Electric Capital Corp. MN4	1,080,000	5.55	05/04/2020	1,219,946

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
General Electric Capital Corp. MN9	400,000	2.25	11/09/2015	409,896
General Electric Co. AO9	215,000	0.85	10/09/2015	214,796
General Mills, Inc. FA15	750,000	5.70	02/15/2017	849,345
Genzyme Corp. JD15	1,050,000	3.63	06/15/2015	1,109,756
GlaxoSmithKline Capital PLC MN8	800,000	0.75	05/08/2015	799,824
Goldman Sachs Group, Inc. FA7	450,000	3.63	02/07/2016	469,737
Goldman Sachs Group, Inc. FMAN7	1,500,000	1.27	02/07/2014	1,503,915
Honeywell International, Inc. FA15	1,300,000	3.88	02/15/2014	1,327,404
HSBC Bank USA AO1	1,550,000	4.63	04/01/2014	1,593,121
HSBC Bank USA JJ16	160,000	1.63	01/16/2018	156,098
Intel Corp. AO1	980,000	1.95	10/01/2016	1,005,068
Intel Corp. JD15	850,000	1.35	12/15/2017	831,827
International Business Machines Corp. JJ5	1,300,000	2.00	01/05/2016	1,333,579
JPMorgan Chase & Co. MS1	2,050,000	3.45	03/01/2016	2,138,335
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,354,866
Peco Energy Co. AO15	425,000	5.60	10/15/2013	431,116
PepsiAmericas, Inc. FA15	1,050,000	4.38	02/15/2014	1,074,402
Potomac Electric Power Co. AO15	500,000	4.65	04/15/2014	514,895
Praxair, Inc. MS31	1,611,000	4.38	03/31/2014	1,655,286
Proctor & Gamble Co., FA15	1,800,000	4.70	02/15/2019	2,030,148
Province of Ontario Canada JJ27	1,450,000	1.38	01/27/2014	1,458,323
Public Service Co. of Colorado AO1	1,200,000	5.50	04/01/2014	1,245,384
Public Service Electric & Gas Co. MN1	250,000	2.70	05/01/2015	258,683
Puget Sound Energy, Inc. AO1	1,435,000	5.20	10/01/2015	1,563,547

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Rio Tinto Finance USA Ltd. MN20	1,250,000	2.50	05/20/2016	1,285,250
Rio Tinto Finance USA Ltd. MS22	400,000	2.00	03/22/2017	397,400
Royal Bank of Canada MS13	1,725,000	1.15	03/13/2015	1,738,283
Shell International Finance B.V. JD28	1,600,000	3.10	06/28/2015	1,676,832
Simon Property Group L.P. JD15	1,250,000	5.10	06/15/2015	1,351,450
Simon Property Group L.P. JJ30	350,000	2.80	01/30/2017	360,304
Southern California Edison Co. MS15	1,250,000	5.75	03/15/2014	1,293,750
Southern California Gas Co. MS15	250,000	5.50	03/15/2014	258,538
State Street Corp. MS7	1,400,000	2.88	03/07/2016	1,461,810
Target Corp. JAJO18	360,000	0.45	07/18/2014	360,515
Toronto-Dominion Bank JJ14	620,000	1.38	07/14/2014	624,253
Total Capital Canada Ltd. JJ28	1,650,000	1.63	01/28/2014	1,661,039
Total Capital INTL SA FA17	1,350,000	1.50	02/17/2017	1,340,888
Total Capital S.A. JD24	400,000	3.00	06/24/2015	417,996
Toyota Motor Credit Corp. JJ11	1,250,000	2.80	01/11/2016	1,302,900
Toyota Motor Credit Corp. JJ12	500,000	2.05	01/12/2017	505,745
Travelers Cos., Inc. JD1	1,800,000	5.50	12/01/2015	1,989,648
Unilever Capital Corp. FA15	1,250,000	3.65	02/15/2014	1,273,975
United Parcel Service, Inc. AO1	500,000	3.88	04/01/2014	512,625
Walt Disney Company JD1	1,100,000	1.10	12/01/2017	1,066,450
Wisconsin Public Service Corp. JD1	1,060,000	4.80	12/01/2013	1,076,642
Yale University AO15	683,000	2.90	10/15/2014	703,565

				75,123,983

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through — 18.6%
Fannie Mae Pool #467149 Mo-1	1,813,945	2.82	01/01/2016	1,887,718
Fannie Mae Pool #467186 Mo-1	3,800,000	2.82	02/01/2016	3,960,208
Fannie Mae Pool #467379 Mo-1	1,831,434	2.77	02/01/2016	1,906,285
Fannie Mae Pool #467617 Mo-1	1,497,000	2.93	03/01/2016	1,564,754
Fannie Mae Pool #467646 Mo-1	795,611	3.07	03/01/2016	832,153
Fannie Mae Pool #467730 Mo-1	2,958,081	3.18	04/01/2016	3,106,636
Fannie Mae Pool #467964 Mo-1	4,375,000	2.92	04/01/2016	4,559,450
Fannie Mae Pool #468311 Mo-1	2,986,660	2.82	06/01/2016	3,123,867
Fannie Mae Pool #470107 Mo-1	2,654,403	1.94	01/01/2017	2,720,073
Fannie Mae Pool #725206 Mo-1	1,039,195	5.50	02/01/2034	1,137,347
Fannie Mae Pool #725222 Mo-1	1,577,858	5.50	02/01/2034	1,726,886
Fannie Mae Pool #791030 Mo-1	887,600	2.80	07/01/2034	944,719
Fannie Mae Pool #AB2791 Mo-1	2,695,057	3.50	04/01/2021	2,817,656
Fannie Mae Pool #AB3885 Mo-1	1,553,233	3.00	11/01/2021	1,621,669
Fannie Mae Pool #AB4843 Mo-1	2,335,687	2.50	04/01/2022	2,400,268
Fannie Mae Pool #AB6092 Mo-1	4,746,014	2.50	09/01/2022	4,877,953
Fannie Mae Pool #AB6093 Mo-1	2,297,385	2.50	09/01/2022	2,361,275
Fannie Mae Pool #AB6343 Mo-1	2,409,463	2.50	10/01/2022	2,476,518
Fannie Mae Pool #AB6819 Mo-1	2,431,278	2.50	11/01/2022	2,498,794
Fannie Mae Pool #AI3571 Mo-1	1,986,948	3.28	06/01/2041	2,078,308
Fannie Mae Pool #AI4379 Mo-1	1,702,253	3.27	11/01/2041	1,769,049
Fannie Mae Pool #AJ2155 Mo-1	1,330,863	2.71	10/01/2041	1,369,831
Fannie Mae Pool #AJ3160 Mo-1	1,810,659	2.65	10/01/2041	1,862,208
Fannie Mae Pool #AJ3295 Mo-1	1,791,102	2.67	11/01/2041	1,842,149
Fannie Mae Pool #AK4888 Mo-1	1,813,621	2.49	03/01/2042	1,859,650
Fannie Mae Pool #AK5978 Mo-1	782,057	3.50	03/01/2027	815,701

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #AK5980 Mo-1	432,775	3.50	03/01/2027	451,328
Fannie Mae Pool #AK5982 Mo-1	724,625	3.50	03/01/2027	755,863
Fannie Mae Pool #AK5983 Mo-1	2,256,471	3.50	03/01/2027	2,353,094
Fannie Mae Pool #AK8952 Mo-1	1,954,302	2.34	05/01/2042	1,999,974
Fannie Mae Pool #AO4573 Mo-1	2,099,326	2.14	06/01/2042	2,139,360
Fannie Mae Pool #AP4058 Mo-1	4,413,990	3.00	08/01/2027	4,545,968
Fannie Mae Pool #MA0740 Mo-1	2,032,355	3.50	05/01/2021	2,128,709
Fannie Mae Pool #MA0793 Mo-1	3,903,671	3.50	07/01/2021	4,082,147
Fannie Mae Pool #MA0815 Mo-1	3,240,183	3.50	08/01/2021	3,388,227
Fannie Mae Pool #MA0845 Mo-1	4,761,000	3.50	09/01/2021	4,979,006
Fannie Mae Pool #MA0865 Mo-1	1,316,736	3.00	10/01/2021	1,374,343
Fannie Mae Pool #MA0909 Mo-1	2,132,294	3.00	11/01/2021	2,225,945
Fannie Mae Pool #MA0957 Mo-1	1,839,557	3.00	12/01/2021	1,920,516
Fannie Mae Pool #MA1036 Mo-1	1,990,093	2.50	03/01/2022	2,044,722
Fannie Mae Pool #MA1079 Mo-1	4,063,524	2.50	05/01/2022	4,175,880
Fannie Mae Pool #MA1139 Mo-1	3,360,762	2.50	07/01/2022	3,453,856
Fannie Mae Pool #MA1168 Mo-1	6,504,303	2.50	08/01/2022	6,684,863
Fannie Mae Pool #MA1212 Mo-1	1,786,256	2.50	09/01/2022	1,835,968
Fannie Mae Pool #MA1241 Mo-1	5,574,933	2.50	10/01/2022	5,730,083
Fannie Mae Pool #MA1278 Mo-1	2,533,412	2.50	11/01/2022	2,603,968
Fannie Mae Pool #MA1288 Mo-1	2,468,636	2.00	11/01/2022	2,487,990
Fannie Mae Pool #MA1502 Mo-1	3,450,000	2.50	06/01/2023	3,546,396
Fannie Mae Pool #Mo-1	2,206,196	2.50	06/01/2022	2,267,197
Fannie Mae Pool #Mo-1	2,542,110	2.50	01/01/2023	2,613,035
Fannie Mae Pool #Mo-1	2,584,068	2.50	03/01/2023	2,656,215
Fannie Mae Pool #Mo-1	2,601,551	2.00	05/01/2023	2,621,973

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae REMICS, Series 2005-100, Class BA Mo-1	73,590	5.50	04/25/2024	73,621
Fannie Mae REMICS, Series 2005-8, Class CA Mo-1	105,115	5.00	10/25/2023	105,740
Fannie Mae REMICS, Series 2008-80, Class ME Mo-1	148,090	5.00	05/25/2032	150,383
Fannie Mae REMICS, Series 2011-41, Class NB Mo-1	961,824	4.00	10/25/2036	986,437
Freddie Mac Gold Pool G04774 Mo-1	1,863,195	4.50	01/01/2038	1,964,031
Freddie Mac Gold Pool J19194 Mo-1	4,743,739	3.00	05/01/2027	4,897,151
Freddie Mac Non Gold Pool #1B8747 Mo-1	662,828	3.01	09/01/2041	685,875
Freddie Mac Non Gold Pool #1B8804 Mo-1	1,238,295	2.79	10/01/2041	1,283,196
Freddie Mac Non Gold Pool #1B8908 Mo-1	1,245,280	2.77	11/01/2041	1,274,466
Freddie Mac Non Gold Pool #1N0273 Mo-1	745,704	2.35	08/01/2036	792,784
Freddie Mac Non Gold Pool #2B0244 Mo-1	1,871,269	2.48	02/01/2042	1,917,452
Freddie Mac Non Gold Pool #2B0438 Mo-1	2,032,030	2.42	05/01/2042	2,080,250
Freddie Mac Non Gold Pool #1J1467 Mo-1	1,113,144	2.74	12/01/2036	1,185,320

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Non Gold Pool #1J1516 Mo-1	847,830	6.37	02/01/2037	908,586
Freddie Mac REMICS, Series 2684, Class PE Mo-1	825,253	5.00	01/15/2033	854,731
Freddie Mac REMICS, Series 2764, Class UE Mo-1	523,863	5.00	10/15/2032	545,933
Freddie Mac REMICS, Series 2797, Class PG Mo-1	178,295	5.50	01/15/2033	182,091
Freddie Mac REMICS, Series 2810, Class PD Mo-1	87,565	6.00	06/15/2033	90,498
Freddie Mac REMICS, Series 2864, Class LE Mo-1	107,413	5.00	06/15/2033	109,453
Freddie Mac REMICS, Series 2955, Class OG Mo-1	49,177	5.00	07/15/2033	49,665
Freddie Mac REMICS, Series 2962, Class JQ Mo-1	89,935	5.50	01/15/2034	92,699
Ginnie Mae II Pool #725641 Mo-1	3,625,582	5.24	05/20/2060	4,055,467
Ginnie Mae II Pool #731464 Mo-1	1,711,331	5.47	05/20/2060	1,927,366
Ginnie Mae II Pool #742601 Mo-1	1,453,831	5.31	07/20/2060	1,633,292
Ginnie Mae II Pool #757312 Mo-1	715,616	4.30	12/20/2060	776,107
Ginnie Mae II Pool #757351 Mo-1	2,585,930	4.12	08/01/2062	2,809,173
Ginnie Mae II Pool #82958 Mo-1	2,023,469	2.50	10/20/2041	2,119,867
Ginnie Mae II Pool #82997 Mo-1	1,491,657	2.50	12/20/2041	1,567,329
Ginnie Mae II Pool #MA0046 Mo-1	2,310,449	2.50	04/20/2042	2,411,854

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Ginnie Mae II Pool Mo-1	3,725,587	5.59	02/20/2060	4,177,538

				174,896,106

Municipal — 3.4%
California Coast Community College District FA1	1,840,000	1.34	08/01/2017	1,813,596
City of Farmers Branch TX FA15	125,000	4.02	02/15/2016	134,288
City of Fort Worth TX MS1	250,000	5.13	03/01/2021	267,978
City of Honolulu Hawaii MN1	1,125,000	0.78	11/01/2015	1,125,979
City of Madison WI AO1	500,000	1.25	10/01/2014	504,895
City of Madison WI AO1	500,000	3.00	10/01/2015	525,790
City of Norfolk VA JJ1	1,550,000	2.09	01/01/2014	1,551,736
City of Suffolk Virginia FA1	235,000	3.29	02/01/2014	238,708
Clayton Missouri School District MS1	1,000,000	2.75	03/01/2017	1,046,910
County of La Crosse WII AO1	385,000	2.45	10/01/2015	401,116
County of Travis TX MS1	365,000	2.79	03/01/2016	380,914
County of Williamson TX FA15	1,500,000	0.61	02/15/2015	1,494,705
Douglas County School District JD15	1,180,000	0.76	12/15/2016	1,167,586
Houston Texas Independent School District FA15	1,000,000	4.76	02/15/2019	1,122,900
Kentucky Higher Education Student Loans, Mo-1	2,642,375	0.70	06/01/2026	2,631,541
Marion & Polk County Oregon School District JD15	1,200,000	1.51	06/15/2018	1,163,640

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Municipal (Continued)
Missouri Higher Education Loan, Series 2010-2, Class A1 FMAN25	2,456,692	1.12	08/27/2029	2,487,573
New Hampshire Higher Education, Series 2012-1, Class A Mo-19	2,189,724	0.69	10/25/2028	2,185,848
New York State Dormitory Authority MS15	1,400,000	1.30	03/15/2014	1,406,048
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	3,012,178	0.99	07/25/2039	3,025,040
Port of Seattle WA JD1	1,000,000	3.07	12/01/2015	1,019,720
Rosemount-Apple Valley-Eagan Independent School District No. 196 FA1	200,000	4.25	02/01/2016	216,340
South Lyon Michigan Community School District MN1	1,000,000	0.95	05/01/2016	989,480
State of Connecticut AO15	550,000	1.03	10/15/2016	549,857
State of Ohio MN1	500,000	1.87	05/01/2015	509,230
State of Oregon FA1	500,000	2.25	08/01/2015	514,385
State of Washington FA1	1,000,000	2.76	08/01/2015	1,042,840
State of Wisconsin MN1	580,000	1.08	05/01/2016	580,916
University of California JJ1	625,000	0.89	07/01/2013	625,000
Virginia College Building Authority FA1	1,300,000	3.88	02/01/2017	1,410,942

				32,135,501

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
TBA — 0.6%
FNCN TBA (Galliard), Mo-1	5,275,000	2.00	07/01/2023	5,278,297

US Treasury — 5.0%
United States Treasury AO15	25,683,000	0.13	04/15/2018	26,501,334
United States Treasury JJ15	11,650,000	1.00	01/15/2014	11,705,105
US Treasury Note MN31	9,175,000	2.00	11/30/2013	9,246,657

				47,453,096

Collective Investment Funds — 4.7%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	44,461,731	—		44,461,731

TOTAL ING				179,211,133	—	(3,541,623)	175,669,510
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				169,872,410	—	(5,092,613)	164,779,797
TOTAL AMERICAN GENERAL LIFE INSURANCE CO.				187,186,250	—	(3,811,356)	183,374,894

TOTAL GALLIARD MANAGED PORTFOLIO				536,269,793	—	(12,445,592)	$523,824,201

JENNISON MANAGED PORTFOLIO — 18.6%
Agency — 0.6%
Financing Corp. Fico	375,000	—	11/30/2017	351,498
Financing Corp. Fico	1,400,000	—	02/08/2018	1,287,065
Financing Corp. Fico	945,000	—	05/11/2018	864,677
Financing Corp. Fico	1,683,000	—	08/03/2018	1,533,553
Financing Corp. Fico	485,000	10.35	08/03/2018	683,797
Financing Corp. Fico	400,000	9.65	11/02/2018	557,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Agency (Continued)
Residual Funding Corp.	540,000	—	07/15/2020	458,819

				5,736,784

Asset Backed — 1.1%
AEP Texas Central Transition Funding LLC, Series 02-A, Class A5	860,000	6.25	01/15/2016	934,459
Ally Auto Receivables Trust, Series 12-1, Class A2	123,375	0.71	10/15/2013	123,395
Ally Auto Receivables Trust, Series 2010-5, Class A4	425,000	1.75	05/15/2015	428,298
Ally Auto Receivables Trust, Series 2011-5, Class A2	548,778	0.45	07/15/2014	548,531
Ally Auto Receivables Trust, Series 2011-5, Class A3	344,166	0.99	01/15/2015	344,875
Ally Master Owner Trust, Series 2011-1, Class A2	275,000	2.15	01/15/2014	276,576
Ally Master Owner Trust, Series 2011-3, Class A2	355,000	1.81	05/15/2014	358,206
Ally Master Owner Trust, Series 2012-1, Class A2	590,000	1.44	03/15/2015	594,313
Ally Master Owner Trust, Series 2012-5, Class A	675,000	1.54	09/15/2017	661,115
Bank of America Corp.	152,170	1.94	12/15/2013	152,844
Detroit Edison Securitization Funding LLC, Series 2001-1 A6	1,527,000	6.62	03/01/2015	1,613,718

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Ford Credit Auto Owner Trust, Series 2011-B, Class A3 Mo-15	149,679	0.84	03/15/2014	149,802
Ford Credit Auto Owner Trust, Series 2012, Class A1	157,098	0.47	02/15/2014	157,098
Ford Credit Floorplan Master Owner Trust, Series 11-1, Class A1	540,000	2.12	02/15/2014	545,465
Ford Credit Floorplan Master Owner Trust, Series 12, Class A1	860,000	0.74	09/15/2014	861,204
Mercedes-Benz Auto Receivables Trust, Series 2011-1, Class A3 Mo-15	258,561	0.85	03/15/2014	258,864
NCUA Guaranteed Notes 10-C1 A2	700,000	2.90	01/27/2018	730,625
PSE&G Transition Funding LLC 2001-1 A7	900,000	6.75	06/15/2014	932,445
RSB Bondco LLC 07-A A3	515,000	5.82	04/01/2017	588,964

				10,260,797

Collective Investment Funds — 0.1%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	595,703	—		595,701

Commercial Mortgage Backed Securities — 0.1%
Bear Stearns Commercial Mortgage Securities	158,264	5.19	08/11/2013	158,615

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Wachovia Bank Commercial Mortgage Trust Series 03-C9, Class A4	395,835	5.01	10/01/2013	398,808

				557,423

Corporate — 5.2%
AEP Texas Central Transition Funding LLC, Series 06-A, Class A2	75,307	4.98	07/01/2013	75,317
AEP Texas Central Transition Funding LLC, Series 06-A, Class A4	350,000	5.17	01/01/2018	392,994
American Express Credit Corp.	300,000	7.00	03/19/2018	360,924
Amgen, Inc.	1,025,000	3.88	11/15/2021	1,055,012
Amgen, Inc.	95,000	6.38	06/01/2037	110,213
Amgen, Inc.	235,000	5.65	06/15/2042	250,717
Anheuser-Busch InBev Finance, Inc.	745,000	2.63	01/17/2023	698,974
AT&T, Inc.	800,000	6.30	01/15/2038	889,416
AT&T, Inc.	135,000	5.55	08/15/2041	140,562
Bank of America Corp.	1,725,000	5.42	03/15/2017	1,847,406
Bank of America Corp.	180,000	5.65	05/01/2018	199,976
Bank of America Corp.	875,000	5.49	03/15/2019	943,460
Berkshire Hathaway Finance Corp.	1,750,000	5.40	05/15/2018	2,010,313
Carolina Power & Light Co.	160,000	3.00	09/15/2021	159,670
Caterpillar Financial Services Corp.	700,000	7.05	10/01/2018	867,160

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Caterpillar, Inc.	125,000	3.90	05/27/2021	130,811
Chevron Corp.	855,000	1.72	06/24/2018	847,134
Citigroup, Inc.	1,650,000	5.50	02/15/2017	1,804,391
CNOOC Finance 2013 Ltd.	245,000	1.75	05/09/2018	234,347
Comcast Corp.	1,750,000	6.50	01/15/2017	2,032,765
ConAgra Foods, Inc.	330,000	1.90	01/25/2018	324,416
Deutsche Telekom International Finance B.V.	785,000	4.88	07/08/2014	815,482
Devon Energy Corp.	1,015,000	3.25	05/15/2022	983,088
Diageo Capital PLC	755,000	5.50	09/30/2016	853,928
Diageo Capital PLC	225,000	1.13	04/29/2018	216,167
DIRECTV Holdings LLC / DIRECTV Financing Co., Inc.	255,000	1.75	01/15/2018	246,182
DIRECTV Holdings LLC / DIRECTV Financing Co., Inc.	190,000	5.88	10/01/2019	213,826
Dominion Resources, Inc.	180,000	1.95	08/15/2016	183,593
Dow Chemical Company	865,000	3.00	11/15/2022	804,493
Encana Corp.	905,000	3.90	11/15/2021	918,656
General Electric Capital Corp.	1,060,000	4.38	09/16/2020	1,122,137
General Electric Capital Corp.	515,000	5.30	02/11/2021	564,940
General Electric Capital Corp.	350,000	5.88	01/14/2038	385,266
Goldman Sachs Group, Inc.	790,000	5.95	01/18/2018	883,884
Goldman Sachs Group, Inc.	1,430,000	5.25	07/27/2021	1,529,957
HSBC Holdings PLC	780,000	4.00	03/30/2022	798,580
International Business Machines Corp.	800,000	1.63	05/15/2020	752,482
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
JPMorgan Chase & Co.	1,500,000	6.00	01/15/2018	1,711,740
JPMorgan Chase Bank N.A.	835,000	6.00	10/01/2017	951,140
Kellogg Co.	150,000	1.75	05/17/2017	148,871
Kraft Foods, Inc.	1,450,000	6.50	08/11/2017	1,685,843
Kroger Co.	740,000	6.40	08/15/2017	854,004
Lockheed Martin Corp.	695,000	3.35	09/15/2021	691,608
MetLife, Inc.	1,500,000	6.75	06/01/2016	1,716,795
Morgan Stanley	480,000	5.95	12/28/2017	532,579
Morgan Stanley	655,000	7.30	05/13/2019	760,855
News America, Inc.	475,000	6.15	03/01/2037	515,081
Northrop Grumman Corp.	1,140,000	1.75	06/01/2018	1,105,720
Pacific Gas & Electric Co.	1,525,000	5.63	11/30/2017	1,762,519
PepsiCo Inc.	720,000	2.75	03/01/2023	681,250
Petrobras Global Finance B.V.	365,000	2.00	05/20/2016	357,423
PNC Funding Corp.	590,000	2.70	09/19/2016	614,048
Raytheon Co.	735,000	6.40	12/15/2018	889,247
Rio Tinto Finance USA PLC.	460,000	2.25	12/14/2018	447,010
Southwestern Electric Power Co.	800,000	5.88	03/01/2018	908,160
Spectra Energy Capital LLC	550,000	8.00	10/01/2019	696,080
Stryker Corp.	605,000	1.30	04/01/2018	585,041
Suncor Energy, Inc.	1,525,000	6.10	06/01/2018	1,777,769
Thermo Fisher Scientific, Inc.	415,000	3.20	05/01/2015	428,488
Thermo Fisher Scientific, Inc.	250,000	3.20	03/01/2016	259,485
Time Warner Cable, Inc.	725,000	8.25	02/14/2014	758,227
Time Warner Cable, Inc.	370,000	7.30	07/01/2038	402,120
Time Warner Cable, Inc.	265,000	5.50	09/01/2041	232,877

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Total Capital Canada Ltd.	280,000	1.45	01/15/2018	273,493
Verizon Communications, Inc.	310,000	3.85	11/01/2042	257,219
Vodafone Group PLC	700,000	2.95	02/19/2023	647,122
Waste Management, Inc.	195,000	2.60	09/01/2016	201,386

				49,501,839

Mortgage Pass — Through — 0.4%
Fannie Mae Pool TBA 30YR	599,153	5.50	12/01/2033	657,283
Fannie Mae Pool TBA 30YR	1,440,631	5.50	08/01/2037	1,582,259
Fannie Mae Pool TBA 30YR	325,819	5.50	11/01/2037	357,790
Fannie Mae Pool TBA 30YR	896,705	5.50	02/01/2038	981,332

				3,578,664

US Treasury — 11.1%
US Treasury Bond(a)	3,985,000	3.13	11/15/2041	3,733,786
US Treasury Bond	7,440,000	3.13	02/15/2042	6,961,459
US Treasury Bond	985,000	3.00	05/15/2042	897,168
US Treasury Bond	4,360,000	2.75	08/15/2042	3,760,544
US Treasury Note	61,600,000	0.25	10/31/2013	61,628,952
US Treasury Note	590,000	2.75	10/31/2013	595,163
US Treasury Note	5,195,000	1.38	06/30/2018	5,191,364
US Treasury Note	19,395,000	2.00	02/15/2023	18,655,469
US Treasury Note	1,860,000	2.75	11/15/2042	1,602,557
US Treasury Note	515,000	3.13	02/15/2043	480,351

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
United States Treasury Notes	1,115,000	1.75	05/15/2023	1,044,008

				104,550,821

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				174,782,029	—	(2,755,146)	172,026,883

TOTAL JENNISON MANAGED PORTFOLIO				174,782,029	—	(2,755,146)	$172,026,883

PIMCO MANAGED PORTFOLIO — 18.1%
Corporate — 2.1%
Barclays Bank PLC	2,000,000	6.75	05/22/2019	2,385,456
Citigroup, Inc. GLBL SR NT	2,000,000	8.50	05/22/2019	2,523,086
Ford Motor Credit Co. LLC	1,600,000	1.37	08/28/2014	1,601,750
Goldman Sachs Group, Inc. GLBL SR NT	2,000,000	7.50	02/15/2019	2,377,934
HSBC Bank USA	800,000	2.38	02/13/2015	817,829
JPMorgan Chase & Co.	3,000,000	3.45	03/01/2016	3,131,250
Merrill Lynch & Co., Inc.	2,700,000	6.88	04/25/2018	3,110,724
Morgan Stanley	2,650,000	7.30	05/13/2019	3,082,016
Shell International Finance B.V.	100,000	1.13	08/21/2017	97,919
Vesey Street Investment Trust I	700,000	4.40	09/01/2016	745,977

				19,873,941

Mortgage Pass — Through — 5.4%
Fannie Mae Pool #AA4746	81,913	3.50	11/01/2025	86,277
Fannie Mae Pool #AA4777	1,086,001	3.50	12/01/2025	1,145,934
Fannie Mae Pool #AB9740	1,000,001	3.00	06/01/2043	978,714
Fannie Mae Pool #AD8171	43,587	3.50	08/01/2025	45,540

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #AE3507	705,800	3.50	02/01/2026	737,315
Fannie Mae Pool #AH0562	491,062	3.50	01/01/2026	515,964
Fannie Mae Pool #AH0634	22,009	3.50	01/01/2026	23,084
Fannie Mae Pool #AH1708	56,614	3.50	03/01/2026	59,114
Fannie Mae Pool #AH3613	371,545	3.50	01/01/2026	388,024
Fannie Mae Pool #AI9734	80,875	3.50	08/01/2026	84,420
Fannie Mae Pool #AT0309	312,546	2.50	03/01/2043	290,971
Fannie Mae Pool #AT3712	340,105	2.50	04/01/2043	316,627
Fannie Mae Pool #MA1439	343,819	2.50	05/01/2043	320,085
Fannie Mae Pool TBA 30YR	4,000,000	3.00	07/15/2043	3,909,375
Fannie Mae Pool TBA 30YR	6,000,000	4.00	08/12/2043	6,239,297
Fannie Mae Pool TBA 30YR	1,000,000	5.00	08/12/2043	1,075,235
Fannie Mae Pool TBA 30YR	6,000,000	3.00	07/22/2043	5,933,438
Fannie Mae REMICS, Series 2011-87, Class FJ	2,620,563	0.74	09/25/2041	2,664,422
Freddie Mac Gold Pool #A9-4882	5,954,852	4.00	11/01/2040	6,252,724
Freddie Mac Gold Pool #A9-6689	4,685,497	4.00	01/01/2041	4,921,174
Freddie Mac Gold Pool #A9-6946	3,387,158	4.00	02/01/2041	3,555,902
Freddie Mac Gold Pool 15YR E0-2696	118,715	4.00	05/01/2025	124,578
Freddie Mac Gold Pool 15YR E0-2697	421,154	4.00	06/01/2025	441,954
Freddie Mac Gold Pool 15YR E0-2703	293,168	4.00	07/01/2025	307,647
Freddie Mac Gold Pool 15YR E0-2860	104,147	4.00	03/01/2026	109,446

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Gold Pool 15YR G1-3854	514,417	4.00	07/01/2025	539,823
Freddie Mac Gold Pool 15YR G1-8348	20,787	4.00	05/01/2025	21,814
Freddie Mac Gold Pool 15YR G1-8358	96,078	4.00	07/01/2025	100,823
Freddie Mac Gold Pool 15YR G1-8379	77,304	4.00	02/01/2026	81,237
Freddie Mac Gold Pool 15YR G1-8391	407,391	4.00	06/01/2026	428,120
Freddie Mac Gold Pool 15YR J1-1909	323,443	4.00	03/01/2025	339,417
Freddie Mac Gold Pool 15YR J1-2045	13,735	4.00	05/01/2025	14,414
Freddie Mac Gold Pool 15YR J1-2397	143,348	4.00	06/01/2025	150,428
Freddie Mac Gold Pool 15YR J1-2567	183,140	4.00	07/01/2025	192,185
Freddie Mac Gold Pool 15YR J1-3008	2,072,712	4.00	10/01/2025	2,175,079
Freddie Mac Gold Pool 15YR J1-3047	909,506	4.00	09/01/2025	954,425
Freddie Mac Gold Pool 15YR J1-3139	33,392	4.00	10/01/2025	35,041
Freddie Mac Gold Pool 15YR J1-3245	254,879	4.00	10/01/2025	267,467

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Gold Pool 15YR J1-3928	214,587	4.00	12/01/2025	225,185
Freddie Mac Gold Pool 15YR J1-4450	2,081,649	4.00	02/01/2026	2,187,567
Freddie Mac Gold Pool 15YR J1-5186	185,690	4.00	04/01/2026	195,138
Freddie Mac Gold Pool 15YR J1-5232	472,826	4.00	05/01/2026	496,884
Freddie Mac Gold Pool 15YR J1-5513	123,289	4.00	05/01/2026	129,431
Freddie Mac Gold Pool 15YR J1-5643	256,753	4.00	06/01/2026	269,817
Freddie Mac Gold Pool 15YR J1-6147	160,535	4.00	07/01/2026	168,703
Ginnie Mae Pool TBA 15YR #AC2055X	892,235	2.50	11/15/2027	902,197

				50,402,456

Municipal — 0.8%
City of Honolulu Hawaii	2,600,000	5.00	11/01/2024	3,020,264
Massachusetts State	2,500,000	0.48	01/01/2018	2,491,350
New York State Thruway Authority	700,000	5.00	03/15/2026	779,002
New York State Thruway Authority	900,000	5.00	03/15/2027	992,088
Omaha Public Power District	400,000	5.00	02/01/2026	451,388

				7,734,092

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury — 10.6%
Treasury Bills	100,000	—	08/08/2013	99,998
Treasury Bills	1,800,000	—	02/06/2014	1,799,134
Treasury Bills	3,100,000	—	03/06/2014	3,097,836
Treasury Bills	3,000,000	—	06/26/2014	2,995,761
United States Treasury Inflation Protected Securities	402,976	0.12	01/15/2023	391,107
United States Treasury Inflation Protected Securities	205,822	0.75	02/15/2042	181,831
United States Treasury Notes	1,700,000	0.25	03/31/2014	1,701,229
United States Treasury Notes	2,300,000	1.25	04/15/2014	2,319,631
United States Treasury Notes	2,800,000	1.00	05/15/2014	2,820,014
United States Treasury Notes	6,000,000	0.25	05/31/2014	6,003,870
US Treasury Bond	600,000	6.25	08/15/2023	805,406
US Treasury Bond	1,200,000	2.75	11/15/2042	1,034,906
US Treasury Inflation Indexed Bonds	4,539,700	0.63	07/15/2021	4,691,317
US Treasury Inflation Indexed Bonds	2,876,748	0.13	01/15/2022	2,821,123
US Treasury Inflation Indexed Bonds	3,235,840	0.13	07/15/2022	3,167,078
US Treasury Note	2,400,000	0.25	10/31/2013	2,401,358
US Treasury Note	7,000,000	1.00	01/15/2014	7,033,495
US Treasury Note	13,300,000	0.25	04/30/2014	13,309,616
US Treasury Note	1,900,000	0.25	09/15/2014	1,900,779
US Treasury Note	7,300,000	0.25	02/15/2015	7,296,292
US Treasury Note	2,200,000	0.25	09/15/2015	2,191,321
US Treasury Note	2,500,000	0.25	10/15/2015	2,488,965
US Treasury Note	5,000,000	2.13	12/31/2015	5,200,975
US Treasury Note	2,000,000	1.88	08/31/2017	2,060,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note	1,000,000	2.75	02/28/2018	1,067,188
US Treasury Note	900,000	2.38	05/31/2018	943,735
US Treasury Note	4,000,000	2.25	07/31/2018	4,166,876
US Treasury Note	7,500,000	2.13	08/15/2021	7,471,290
US Treasury Note	2,800,000	2.00	11/15/2021	2,752,204
US Treasury Note	2,000,000	2.00	02/15/2022	1,956,562
US Treasury Note	200,000	1.75	05/15/2022	190,742
US Treasury Note	3,700,000	1.63	08/15/2022	3,471,928
US Treasury Note	300,000	2.00	02/15/2023	288,750

				100,123,255

Collective Investment Funds — 0.1%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	552,500	—		552,500

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($ )	Wrapper Contracts at Fair Value ($ )	Adjustments of Fair Value to Contract Value ($ )	Investment at Contract Value ($ )
PIMCO MANAGED PORTFOLIO (Continued)
SECURITY SOLD, NOT YET PURCHASED — (-0.9%)
Fannie Mae Pool TBA 30YR	(8,000,000)	4.00	07/15/2043	(8,321,562)

TOTAL ING				170,364,682	—	(10,255,418)	160,109,264

TOTAL PIMCO MANAGED PORTFOLIO				170,364,682	—	(10,255,418)	$160,109,264

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				881,416,504	—	(25,456,156)	$855,960,348

SHORT-TERM INVESTMENTS — 9.3%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	87,442,233			87,442,233

(Cost $87,442,233)

TOTAL INVESTMENTS — 102.9%				968,858,737
Liabilities Less Other Assets — (-2.9%)				(27,068,005)

NET ASSETS — (100.0%)				$941,790,732

(a)	All or a portion of security has been pledged as collateral to cover margin requirements for open futures contracts.

The Synthetic Guaranteed Investment Contracts are being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

As of June 30, 2013, the Stable Asset Return Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long (Short)
2 Year U.S. Treasury Note Futures	(89)	$19,579,833	September 2013	$18,606
5 Year U.S. Treasury Note Futures	(132)	15,977,939	September 2013	192,507
10 Year U.S. Treasury Note Futures	(12)	1,518,727	September 2013	35,086
Ultra Treasury Bond Futures	(4)	589,242	September 2013	22,563
U.S. Treasury Bond Futures	(34)	4,618,624	September 2013	206,125

				$474,887

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $399,387,657 and $385,922,823, respectively)	$398,706,610	(a)	$400,093,026	(b)
Investments in collective investment funds, at value (cost $103,671,872 and $1,135,000, respectively)	103,347,896		1,116,098
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $1,377,869 and $165,131, respectively)	1,377,869		165,131
Foreign currency, at value (cost $531,344 and $256,446, respectively)	521,216		254,848
Cash	14,266		55,008
Deposit with broker for open swap contracts	1,462,249		—
Deposit with broker for investments sold on TBA commitment transactions	1,050,000		1,932,028
Receivable for investments sold on TBA commitment transactions	—		5,365,781
Receivable for investments sold	9,315,080		67,135,313
Receivable for fund units sold	—		84,173
Interest and dividends receivable	1,990,967		2,038,458
Receivable for futures variation margin	12,815		7,047
Unrealized appreciation of forward currency exchange contracts	187,839		133,338
Swap premiums paid	25,737		97,716
Unrealized appreciation on swap agreements	560,680		1,868,351
Other assets	14,445		11,183

Total assets	518,587,669		480,357,499

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $0 and $1,061,094, respectively)	—		1,060,781
Payable for cash collateral received on securities loaned	103,671,872		1,135,000
Payable for investments purchased on TBA commitment transactions	50,997,625		49,364,531
Payable for investments purchased	2,997,230		41,876,055
Payable for fund units redeemed	1,097,790		—
Swap premiums received	57,769		51,735
Unrealized depreciation on swap agreements	538,013		105,249
Due to broker for open swap contracts	54,013		2,031,635
Due to broker for investments purchased on TBA commitment transactions	107,000		866,250
Payable for futures variation margin	469		313
Unrealized depreciation of forward currency exchange contracts	852,686		1,137,084
Investment advisory fee payable	75,468		81,448
ING — program fee payable	153,869		164,860
Trustee, management and administration fees payable	26,200		28,263
ABA Retirement Funds — program fee payable	20,601		23,578
Payable for legal and audit services	47,643		38,669
Payable for compliance consultant fees	31,678		29,755
Payable for reports to unitholders	9,189		5,777
Payable for registration fees	44,300		42,139
Other accruals	4,264		13,904

Total liabilities	160,787,679		98,057,026

Net Assets (equivalent to $28.19 and $29.11 per unit based on 12,690,445 and 13,131,917 units outstanding, respectively)	$357,799,990		$382,300,473

(a)	Includes securities on loan with a value of $101,689,129 (See Note 5).
(b)	Includes securities on loan with a value of $1,111,546.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Dividends	$28,125	$28,125	$56,250	$56,250
Interest	2,042,658	3,048,199	3,653,429	6,090,476
Interest — affiliated issuers	644	506	1,063	866
Securities lending income, net	3,175	5,920	3,928	15,077

Total investment income	2,074,602	3,082,750	3,714,670	6,162,669

Expenses
ING — program fee	475,785	491,110	956,300	963,376
Trustee, management and administration fees	81,831	84,439	163,772	168,428
Investment advisory fee	234,139	236,056	466,781	471,095
ABA Retirement Funds — program fee	64,802	68,880	131,217	136,418
Legal and audit fees	32,922	26,908	66,444	53,010
Compliance consultant fees	11,746	15,625	23,883	31,162
Reports to unitholders	1,678	1,875	3,412	3,739
Registration fees	14,024	18,250	27,664	36,397
Other fees	5,079	4,600	9,190	9,279

Total expenses	922,006	947,743	1,848,663	1,872,904

Less: Expense reimbursement	(15,322)	(12,434)	(26,623)	(27,434)

Net expenses	906,684	935,309	1,822,040	1,845,470

Net investment income (loss)	1,167,918	2,147,441	1,892,630	4,317,199

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	379,629	1,705,296	1,298,685	4,381,676
Foreign currency transactions	168,619	326,278	174,154	(491,931)
Futures contracts	180,980	263	226,990	2,058,606
Swap contracts	(15,626)	601,193	644,195	955,946

Net realized gain (loss)	713,602	2,633,030	2,344,024	6,904,297

Change in net unrealized appreciation (depreciation) on:
Investments	(13,523,489)	5,127,772	(15,166,954)	5,092,776
Foreign currency transactions	(62,496)	(253,949)	328,204	215,925
Futures contracts	585,859	1,562	521,819	(1,832,019)
Swap contracts	(777,524)	345,329	(1,740,435)	684,470

Change in net unrealized appreciation (depreciation)	(13,777,650)	5,220,714	(16,057,366)	4,161,152

Net realized and unrealized gain (loss)	(13,064,048)	7,853,744	(13,713,342)	11,065,449

Net increase (decrease) in net assets resulting from operations	$(11,896,130)	$10,001,185	$(11,820,712)	$15,382,648

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$1,892,630
Net realized gain (loss)	2,344,024
Change in net unrealized appreciation (depreciation)	(16,057,366)

Net increase (decrease) in net assets resulting from operations	(11,820,712)

From unitholder transactions
Proceeds from units issued	27,873,999
Cost of units redeemed	(40,553,770)

Net increase (decrease) in net assets from unitholder transactions	(12,679,771)

Net increase (decrease) in net assets	(24,500,483)
Net Assets
Beginning of period	382,300,473

End of period	$357,799,990

Number of units
Outstanding-beginning of period	13,131,917
Issued	959,897
Redeemed	(1,401,368)

Outstanding-end of period	12,690,446

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$0.16	$0.23	$0.29	$0.45
Expenses†,††	(0.07)	(0.07)	(0.14)	(0.14)

Net investment income (loss)	0.09	0.16	0.15	0.31
Net realized and unrealized gain (loss)	(1.02)	0.57	(1.07)	0.81

Net increase (decrease) in unit value	(0.93)	0.73	(0.92)	1.12
Net asset value at beginning of period	29.12	27.61	29.11	27.22

Net asset value at end of period	$28.19	$28.34	$28.19	$28.34

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.97%	0.99%	0.98%	0.98%
Ratio of net investment income (loss) to average net assets*	1.25%	2.28%	1.02%	2.30%
Portfolio turnover**,†††	79%	102%	147%	216%
Total return**	(3.19)%	2.64%	(3.16)%	4.11%
Net assets at end of period (in thousands)	$357,800	$377,709	$357,800	$377,709

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES — 1.2%
Collateralized Mortgage Obligations (CMO) — 1.2%
Bear Stearns Adjustable Rate Mortgage Trust 2.68% 2/25/2033(a)	$19,000	$19,091
Bear Stearns Alt-A Trust 2.71% 5/25/2035(a)	642,562	634,847
FHLMC Structured Pass Through Securities 1.57% 7/25/2044(a)	1,667,979	1,712,440
Merrill Lynch Mortgage Investors, Inc. 0.40% 2/25/2036(a)	511,122	441,473
Morgan Stanley Mortgage Loan Trust 2.31% 6/25/2036(a)	422,623	380,247
Residential Funding Mortgage Securities I 6.50% 3/25/2032	32,861	34,490
Salomon Brothers Mortgage Securities VII, Inc. 0.69% 5/25/2032(a)(b)	34,560	31,186
Structured Asset Investment Loan Trust 0.90% 3/25/2034(a)	850,788	780,339
WaMu Mortgage Pass Through Certificates 0.48% 7/25/2045(a)	362,236	334,875
Washington Mutual MSC Mortgage Pass-Through Certificates 2.19% 2/25/2033(a)	3,433	3,307

		4,372,295

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,373,735)		4,372,295

U.S. GOVERNMENT & AGENCY OBLIGATIONS — 81.7%
AGENCY MORTGAGE BACKED SECURITIES — 20.4%
Federal Home Loan Mortgage Corp. (FHLMC) — 1.8%
FHLMC
4.00% 9/1/2040 - 12/1/2040	4,267,109	4,439,923
4.50% 1/1/2029 - 8/1/2041	1,584,838	1,673,118
7.50% 7/1/2021 - 9/1/2032	234,772	270,840
8.00% 11/1/2029 - 6/1/2031	78,063	87,803
8.50% 3/1/2030 - 10/1/2030	23,574	27,552
9.50% 4/15/2020	3,012	3,365
10.00% 9/1/2017 - 11/1/2020	10,140	11,459
10.50% 12/1/2020 - 2/1/2021	1,546	1,789
11.00% 9/1/2020	548	585

		6,516,434

Federal National Mortgage Association (FNMA) — 12.4%
FNMA
1.60% 4/1/2032(a)	26,242	27,229
2.50% 1/1/2043 - 2/1/2043	3,970,861	3,695,507
3.00% 2/1/2043	6,000,004	5,871,328
3.50% 9/1/2018 - 5/1/2026	3,816,768	3,984,444
4.00% 11/1/2040	290,979	306,032
4.50% 8/1/2040 - 11/1/2040	32,942	35,657
5.00% 1/1/2021	115,472	123,562
7.00% 8/1/2030 - 6/1/2032	404,117	461,875
7.50% 3/1/2030 - 2/1/2032	117,755	134,894
8.00% 5/1/2029 - 4/1/2032	294,871	347,799
8.50% 9/25/2020 - 1/1/2031	416,366	490,625
9.50% 4/1/2030	38,948	46,345

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
10.00% 5/1/2022 - 11/1/2024	$21,779	$24,706
10.50% 10/1/2018	3,443	3,873
11.00% 9/1/2019	3,445	3,729
11.50% 11/1/2019	456	471
Pool TBA(c)
2.50% 7/1/2028	1,000,000	1,005,781
3.00% 7/1/2043	21,000,000	20,517,651
3.50% 7/18/2028	3,000,000	3,124,689
4.50% 8/1/2043	1,000,000	1,056,250
5.00% 7/1/2043	3,000,000	3,228,516

		44,490,963

Government National Mortgage Association (GNMA) — 6.2%
GNMA
1.63% 10/20/2027 - 12/20/2027(a)	22,388	23,343
1.75% 4/20/2025 - 9/20/2027(a)	12,942	13,505
2.00% 4/20/2025 - 10/20/2025(a)	56,644	58,900
2.50% 2/20/2025 - 2/15/2043(a)	4,212,067	4,185,432
3.00% 5/20/2025 - 7/15/2043(a)	11,788,926	11,648,129
9.00% 12/15/2017	10,702	11,727
9.50% 12/15/2017 - 12/15/2021	31,622	34,212
10.00% 5/15/2019 - 2/15/2025	125,310	140,444
10.50% 9/15/2017 - 5/15/2019	20,241	21,285
11.00% 9/15/2015 - 2/15/2025	11,968	12,732
Pool TBA(c)
3.00% 7/22/2043	6,000,000	5,931,564

		22,081,273

U.S. GOVERNMENT OBLIGATIONS — 61.3%
U.S. Treasury Bonds — 7.1%
United States Treasury Bonds
2.75% 11/15/2042(d)	2,800,000	2,414,126
3.00% 5/15/2042	1,000,000	911,562
3.13% 2/15/2042(d)	2,100,000	1,966,125
3.88% 8/15/2040	2,500,000	2,702,345
4.38% 2/15/2038	500,000	585,469
7.50% 11/15/2024	200,000	296,625
8.13% 5/15/2021	2,300,000	3,322,063
8.75% 8/15/2020	9,100,000	13,280,312

		25,478,627

U.S. Treasury Inflation Protected Securities — 6.2%
United States Treasury Inflation Protected Securities

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Inflation Protected Securities (Continued)
0.13% 1/15/2023		$1,100,000	$1,074,580
0.13% 1/15/2022 - 7/15/2022(d)		8,400,000	8,419,425
0.75% 2/15/2042		400,000	362,400
1.13% 1/15/2021(d)		8,200,000	9,322,871
2.13% 2/15/2040 - 2/15/2041(d)		2,200,000	2,850,437

			22,029,713

U.S. Treasury Notes — 48.0%
United States Treasury Notes
0.25% 3/31/2014 - 2/15/2015(d)		48,700,000	48,702,470
0.38% 11/15/2014		4,800,000	4,809,749
0.75% 2/28/2018		1,700,000	1,658,430
1.00% 5/15/2014		300,000	302,121
1.25% 3/15/2014 - 2/29/2020(d)		35,200,000	35,104,978
1.38% 2/28/2019		1,000,000	989,062
1.63% 8/15/2022 - 11/15/2022(d)		7,600,000	7,127,999
1.75% 3/31/2014 - 5/15/2023(d)		18,100,000	17,299,798
1.88% 2/28/2014		1,000,000	1,011,445
1.88% 8/31/2017 - 9/30/2017(d)		6,700,000	6,899,034
2.00% 11/15/2021 - 2/15/2022(d)		35,500,000	34,844,874
2.63% 8/15/2020(d)		9,300,000	9,718,500
3.13% 5/15/2021		2,900,000	3,114,101

			171,582,561

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $295,427,720)			292,179,571

FOREIGN GOVERNMENT OBLIGATIONS — 2.9%
AUSTRALIA — 0.7%
Australia Government Bond
4.75%, 6/15/2016	AUD	500,000	483,134
5.75%, 5/15/2021	AUD	1,900,000	1,995,146

			2,478,280

GERMANY — 2.2%
Bundesrepublik Deutschland
4.25%, 1/4/2014	EUR	900,000	1,196,883

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount		Value
FOREIGN GOVERNMENT OBLIGATIONS (Continued)
GERMANY (Continued)
Bundesschatzanweisungen
0.75%, 9/13/2013	EUR	5,200,000	$6,779,173

			7,976,056

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $10,273,493)			10,454,336

MUNICIPALS — 6.3%
California — 1.9%
Bay Area Toll Authority Bridge San Francisco Variable Revenue Bonds, Series D1
1.07%, 8/1/2017(a)		2,000,000	2,006,860
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040		1,700,000	2,294,745
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.55%, 4/1/2039		900,000	1,204,533
7.50%, 4/1/2034		400,000	521,400
Irvine Ranch Water District Joint Powers Agency Taxable Revenue Refunding Bonds, Issue 1
2.39%, 3/15/2014		500,000	499,725
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049		300,000	375,936

			6,903,199

Illinois — 1.0%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A
6.90%, 12/1/2040		1,600,000	1,869,936
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040		1,600,000	1,839,888

			3,709,824

Indiana — 0.2%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024		500,000	542,535

Massachusetts — 0.8%
Massachusetts State Consolidated Loan G.O. Limited Bonds, Series D
0.49%, 1/1/2018(a)		2,900,000	2,901,595

New York — 0.2%
Port Authority of New York & New Jersey Consolidated 174th Revenue Bonds
4.46%, 10/1/2062		600,000	544,026

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
North Carolina — 1.0%
North Carolina State Infrastructure Finance Corp. Capital Improvement COPS, Series A (AGM Insured)
5.00%, 5/1/2025	$3,300,000	$3,656,961

Texas — 1.2%
Lower Colorado River Authority Transmission Contract Services Revenue Refunding Bonds, Series A
5.00%, 5/15/2025	4,000,000	4,414,080

TOTAL MUNICIPALS (cost $20,510,293)		22,672,220

BANK LOANS — 1.0%
Technology — 0.3%
Dell, Inc. (Second Lien) 0.75% 11/6/13(e)(f)	400,000	398,000
Dell, Inc. 0.75% 11/6/13(e)(f)	700,000	696,500

		1,094,500

Utilities — 0.7%
Texas Competitive Electric Holdings Co. LLC 0.73% 10/10/14(a)(e)	3,450,157	2,452,486

TOTAL BANK LOANS (cost $4,511,642)		3,546,986

CORPORATE BONDS — 17.8%
COMMUNICATIONS — 1.0%
Media — 1.0%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,581,550

CONSUMER, CYCLICAL — 0.0%
Retail — 0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	49,325	55,924

ENERGY — 1.2%
Coal — 0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	202,000

Oil & Gas — 1.1%
EOG Resources, Inc. 1.02%, 2/3/2014(a)	3,900,000	3,913,884

		4,115,884

FINANCIAL — 15.6%
Banks — 8.4%
Ally Financial, Inc. 3.67%, 6/20/2014(a)(d)	800,000	807,072
Citigroup, Inc.
1.06%, 4/1/2016(a)	2,000,000	2,004,896
2.28%, 8/13/2013(a)	2,500,000	2,505,370
6.13%, 11/21/2017	900,000	1,022,894
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021(d)	3,000,000	3,164,733
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	508,395

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
Goldman Sachs Group, Inc.
0.72%, 3/22/2016(a)	$1,600,000	$1,576,551
6.25%, 9/1/2017	3,515,000	3,983,212
6.75%, 10/1/2037	200,000	204,873
JPMorgan Chase & Co.
4.25%, 10/15/2020	1,400,000	1,455,212
6.30%, 4/23/2019	1,400,000	1,626,377
Lloyds TSB Bank PLC 12.00%, 12/16/2049(a)(b)	2,500,000	3,329,890
Morgan Stanley
0.58%, 1/9/2014(a)	400,000	398,930
0.76%, 10/15/2015(a)	700,000	686,377
5.55%, 4/27/2017	4,400,000	4,759,845
6.00%, 4/28/2015	1,400,000	1,501,030
Wells Fargo & Co. 7.98%, 3/15/2018(a)(d)	600,000	678,000

		30,213,657

Diversified Financial Services — 6.2%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	958,764
6.40%, 10/2/2017	400,000	461,378
7.25%, 2/1/2018	900,000	1,071,667
Ford Motor Credit Co. LLC
1.37%, 8/28/2014(a)	1,800,000	1,801,456
7.00%, 10/1/2013	2,400,000	2,435,311
General Electric Capital Corp. 1.00%, 12/11/2015	5,800,000	5,791,335
Lehman Brothers Holdings, Inc. 5.63%, 1/24/2013(e)(g)	5,300,000	1,291,875
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,685,413
6.40%, 8/28/2017	4,100,000	4,629,572

		22,126,771

Insurance — 1.0%
American International Group, Inc. 8.25%, 8/15/2018	2,900,000	3,596,416

		55,936,844

TOTAL CORPORATE BONDS (cost $62,790,774)		63,690,202

CONVERTIBLE PREFERRED STOCK — 0.5%
FINANCIAL — 0.5%
Banks — 0.5%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,791,000

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,791,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

	Principal Amount	Value
INVESTMENT FUNDS — 28.9%
Cash Collateral Pool — 28.9%
ABA Members Collateral Fund(h)	103,671,872	103,347,896

TOTAL INVESTMENT FUNDS (cost $103,671,872)		103,347,896

SHORT-TERM INVESTMENTS — 0.4%
Affiliated Funds — 0.4%
Northern Trust Global Investments — Collective Short-Term Investment Fund(i)	1,377,869	1,377,869

TOTAL SHORT-TERM INVESTMENTS (cost $1,377,869)		1,377,869

TOTAL INVESTMENTS — 140.7% (cost $504,437,398)		503,432,375
Liabilities Less Other Assets — (40.7)%		(145,632,385)

NET ASSETS —100.0%		$357,799,990

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	All or a portion of security is a TBA.
(d)	All or a portion of security is on loan.
(e)	Interest rates represent the annualized yield.
(f)	All or a portion is When Issued Security.
(g)	Issuer has defaulted on terms of debt obligation.
(h)	Represents security purchased with cash collateral received for securities on loan.
(i)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

As of June 30, 2013, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Short
French Government Bond OAT Futures	(11)	$1,896,725	September 2013	$35,314
5 Year U.S. Treasury Note Futures	(20)	2,420,938	September 2013	30,682
10 Year U.S. Treasury Note Futures	(132)	16,706,250	September 2013	352,155
10 Year Interest Rate Swap Futures	(32)	3,045,500	September 2013	113,579

				$531,730

As of June 30, 2013, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	UBS Securities	Brazilian Real	1,100,000	$509,165	08/02/13	$(19,902)
Purchase	Chase Manhattan Bank	Euro	900,000	1,180,026	09/13/13	(8,145)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Chase Manhattan Bank	Euro	5,724,000	$7,449,786	10/11/13	$4,421
Sale	UBS Securities	Australian Dollar	2,818,000	2,644,617	08/01/13	73,675
Sale	Bank of America	Australian Dollar	98,000	89,791	08/01/13	382
Sale	Chase Manhattan Bank	Australian Dollar	105,000	96,872	08/01/13	1,077
Sale	Chase Manhattan Bank	Australian Dollar	186,000	171,769	08/01/13	2,076
Sale	UBS Securities	Brazilian Real	2,149,118	1,057,741	08/02/13	101,848
Sale	Chase Manhattan Bank	Euro	100,000	124,160	09/13/13	(6,049)
Sale	Chase Manhattan Bank	Euro	4,000,000	4,929,000	09/13/13	(279,360)
Sale	UBS Securities	Euro	2,000,000	2,593,500	09/13/13	(10,680)
Sale	Bank of America	Euro	235,000	310,357	09/17/13	4,360
Sale	Chase Manhattan Bank	Euro	5,724,000	6,942,783	10/11/13	(511,425)
Sale	UBS Securities	Euro	927,000	1,190,667	01/06/14	(17,125)

						$(664,847)

At June 30, 2013, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty(a)	Termination Date	Floating Rate	Fixed Rate	Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
1,400,000 AUD	Citigroup	03/15/2018	CDI-AUD(b)	3.50%	$(3,598)	$(2,867)	$(731)
4,000,000 AUD	Citibank NA	12/11/2018	CDI-AUD(b)	3.75%	(1,888)	(7,559)	5,671
700,000 AUD	Citibank NA	03/15/2023	CDI-AUD(b)	3.75%	(29,502)	(3,664)	(25,838)
700,000 AUD	Citibank NA	03/15/2023	CDI-AUD(b)	3.75%	(29,512)	(3,495)	(26,017)
300,000 AUD	Citibank NA	03/15/2023	CDI-AUD(b)	3.75%	(12,647)	(1,519)	(11,128)
600,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD(b)	3.75%	(25,238)	(4,031)	(21,207)
400,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD(b)	3.75%	(16,863)	(2,032)	(14,831)
300,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD(b)	3.75%	(12,640)	(1,635)	(11,005)
700,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	3.75%	(29,509)	(3,543)	(25,966)
300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	3.75%	(12,634)	(1,742)	(10,892)
300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	3.75%	(12,647)	(1,519)	(11,128)
100,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	4.00%	(1,704)	(587)	(1,117)
1,200,000 AUD	Citibank NA	12/11/2023	CDI-AUD(b)	4.25%	(18,054)	7,083	(25,137)
1,031,958 BRL	Bank of America	01/02/2015	CDI-BRL(c)	7.59%	(13,328)	(1,775)	(11,553)
9,873,575 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL(c)	7.80%	(112,135)	(2,578)	(109,557)
405,066 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL(c)	8.63%	(1,807)	2,548	(4,355)
15,045,258 BRL	Bank of America	01/02/2015	CDI-BRL(c)	9.89%	200,537	—	200,537
22,943,367 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL(c)	9.93%	316,201	5,715	310,486
231,060 BRL	UBS AG	01/02/2015	CDI-BRL(c)	9.93%	3,157	124	3,033
1,120,099 BRL	UBS AG	01/02/2015	CDI-BRL(c)	8.56%	(7,377)	41	(7,418)
1,208,691 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL(c)	8.27%	(10,068)	(2,175)	(7,893)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2013

Unaudited

			Rate Type
Notional Amount	Swap Counterparty(a)	Termination Date	Floating Rate	Fixed Rate	Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
2,066,160 BRL	Bank of America	01/02/2017	CDI-BRL(c)	8.86%	$(47,521)	$1,823	$(49,344)
2,244,508 BRL	Barclays Bank PLC	01/02/2017	CDI-BRL(c)	8.59%	(66,767)	4,161	(70,928)
1,003,663 BRL	Credit Suisse Securities	01/02/2017	CDI-BRL(c)	8.94%	(24,431)	(621)	(23,810)
861,067 BRL	UBS AG	01/02/2017	CDI-BRL(c)	8.90%	(21,379)	(986)	(20,393)
1,593,933 BRL	Credit Suisse Securities	01/02/2017	CDI-BRL(c)	8.50%	(49,212)	(1,447)	(47,765)
1,000,000 EUR	Goldman Sachs	03/15/2013	CDI-EUR(d)	2.00%	9,206	(13,113)	22,319
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR(d)	2.00%	11,344	(881)	12,225
200,000 EUR	Credit Suisse Securities	03/21/2017	CDI-EUR(d)	2.00%	10,651	4,242	6,409

					$(9,365)	$(32,032)	$22,667

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI — AUD is the interbank lending rate of Australia as published by the Central Bank of Australia.
(c)	CDI — BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	CDI — EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $532,449,484 and $538,833,288, respectively)	$731,698,875	(a)	$680,606,705	(b)
Investments in collective investment funds, at value (cost $85,103,638 and $28,867,932, respectively)	85,831,716		28,845,789
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $15,297,243 and $17,967,005, respectively)	15,297,243		17,967,005
Receivable for investments sold	6,200,804		11,835,910
Receivable for fund units sold	1,034,226		3,468
Interest and dividends receivable	1,074,314		756,149
Tax reclaims receivable	75,907		78,983
Other assets	28,611		23,263

Total assets	841,241,696		740,117,272

Liabilities
Payable for cash collateral received on securities loaned	48,794,441		10,442,011
Payable for investments purchased	8,587,332		1,694,206
Payable for fund units redeemed	37,573		1,253,532
Investment advisory fee payable	178,004		178,317
ING — program fee payable	341,586		305,225
Trustee, management and administration fees payable	58,143		54,881
ABA Retirement Funds — program fee payable	45,821		43,611
Payable for legal and audit services	98,653		82,539
Payable for compliance consultant fees	64,537		58,518
Payable for reports to unitholders	18,613		11,582
Payable for registration fees	88,487		81,558
Other accruals	9,211		27,973

Total liabilities	58,322,401		14,233,953

Net Assets (equivalent to $18.42 and $16.28 per unit based on 42,497,494 and 44,593,610 units outstanding, respectively)	$782,919,295		$725,883,319

(a)	Includes securities on loan with a value of $47,599,724 (See Note 5).
(b)	Includes securities on loan with a value of $10,183,689.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Operations

Unaudited

	For the Period April 1, 2013 to June 30, 2013	For the Period April 1, 2012 to June 30, 2012	For the Period January 1, 2013 to June 30, 2013	For the Period January 1, 2012 to June 30, 2012
Investment income
Dividends (net of foreign tax expense of $2,634, $0, $3,401, and $280, respectively)	$3,621,493	$3,335,010	$6,889,663	$6,520,031
Interest — affiliated issuers	8,896	14,075	19,462	24,422
Securities lending income, net	8,203	12,952	59,816	18,630

Total investment income	3,638,592	3,362,037	6,968,941	6,563,083

Expenses
ING — program fee	1,007,190	980,287	1,976,001	1,929,841
Trustee, management and administration fees	173,191	168,413	338,399	334,576
Investment advisory fee	539,407	536,785	1,059,809	1,080,284
ABA Retirement Funds — program fee	137,223	137,401	271,129	273,196
Legal and audit fees	70,371	53,152	137,699	105,728
Compliance consultant fees	24,830	30,707	49,207	62,002
Reports to unitholders	3,547	3,684	7,030	7,440
Registration fees	29,091	35,865	56,486	72,418
Other fees	7,567	7,369	14,996	14,881

Total expenses	1,992,417	1,953,663	3,910,756	3,880,366

Less: Expense reimbursement	(30,290)	(25,746)	(52,405)	(55,778)

Net expenses	1,962,127	1,927,917	3,858,351	3,824,588

Net investment income (loss)	1,676,465	1,434,120	3,110,590	2,738,495

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	16,738,369	7,531,514	33,089,520	30,797,633

Investments in affiliates
Net realized gain (loss)	16,738,369	7,531,514	33,089,520	30,797,633

Change in net unrealized appreciation (depreciation) on:
Investments	6,850,067	(39,751,823)	58,226,195	31,452,660
Foreign currency transactions	(4)	(2)	(6)	—

Change in net unrealized appreciation (depreciation)	6,850,063	(39,751,825)	58,226,189	31,452,660

Net realized and unrealized gain (loss)	23,588,432	(32,220,311)	91,315,709	62,250,293

Net increase (decrease) in net assets resulting from operations	$25,264,897	$(30,786,191)	$94,426,299	$64,988,788

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$3,110,590
Net realized gain (loss) from investments and foreign currency transactions	33,089,520
Change in net unrealized appreciation (depreciation)	58,226,189

Net increase (decrease) in net assets resulting from operations	94,426,299

From unitholder transactions
Proceeds from units issued	25,282,161
Cost of units redeemed	(62,672,484)

Net increase (decrease) in net assets from unitholder transactions	(37,390,323)

Net increase (decrease) in net assets	57,035,976
Net Assets
Beginning of period	725,883,319

End of period	$782,919,295

Number of units
Outstanding-beginning of period	44,593,610
Issued	1,429,330
Redeemed	(3,525,446)

Outstanding-end of period	42,497,494

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$0.08	$0.07	$0.16	$0.13
Expenses†,††	(0.05)	(0.04)	(0.09)	(0.08)

Net investment income (loss)	0.03	0.03	0.07	0.05
Net realized and unrealized gain (loss)	0.55	(0.66)	2.07	1.24

Net increase (decrease) in unit value	0.58	(0.63)	2.14	1.29
Net asset value at beginning of period	17.84	16.05	16.28	14.13

Net asset value at end of period	$18.42	$15.42	$18.42	$15.42

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.99%	1.04%	1.00%	1.02%
Ratio of net investment income (loss) to average net assets*	0.85%	0.78%	0.81%	0.73%
Portfolio turnover**,†††	9%	10%	20%	22%
Total return**	3.25%	(3.93)%	13.14%	9.13%
Net assets at end of period (in thousands)	$782,919	$738,723	$782,919	$738,723

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK — 93.5%
BASIC MATERIALS — 3.5%
Chemicals — 3.0%
E.I. du Pont de Nemours & Co.	117,500	$6,168,750
LyondellBasell Industries N.V., Class A	36,272	2,403,383
Monsanto Co.	85,354	8,432,975
Mosaic Co.	48,400	2,604,404
PPG Industries, Inc.	13,727	2,009,770
Sherwin-Williams Co.	10,518	1,857,479

		23,476,761

Mining — 0.5%
Freeport-McMoRan Copper & Gold, Inc.	156,200	4,312,682

TOTAL BASIC MATERIALS (cost $22,562,447)		27,789,443

COMMUNICATIONS — 13.0%
Internet — 5.8%
Amazon.com, Inc.*	26,709	7,416,822
eBay, Inc.*	206,857	10,698,644
Facebook, Inc., Class A*	58,508	1,454,509
Google, Inc., Class A*	15,326	13,492,551
LinkedIn Corp., Class A*	32,658	5,822,921
Netflix, Inc.*	3,434	724,883
priceline.com, Inc.(a)*	4,828	3,993,384
Rackspace Hosting, Inc.*	18,745	710,248
Splunk, Inc.*	21,844	1,012,688
Youku Tudou, Inc.(a)*	6,319	121,261

		45,447,911

Media — 2.5%
CBS Corp., Class B (Non Voting)	87,100	4,256,577
Comcast Corp., Class A(a)	80,310	3,363,383
Discovery Communications, Inc., Class A(a)*	20,010	1,544,972
Sirius XM Radio, Inc.	714,927	2,395,006
Time Warner Cable, Inc.	44,200	4,971,616
Walt Disney Co.	41,855	2,643,143

		19,174,697

Telecommunications — 4.7%
AT&T, Inc.(a)	357,300	12,648,420
Cisco Systems, Inc.	419,100	10,188,321
Crown Castle International Corp.*	39,045	2,826,467
Motorola Solutions, Inc.(a)	94,842	5,475,229
Verizon Communications, Inc.	114,700	5,773,998

		36,912,435

TOTAL COMMUNICATIONS (cost $70,916,510)		101,535,043

CONSUMER, CYCLICAL — 10.1%
Airlines — 0.3%
Delta Air Lines, Inc.*	130,064	2,433,497

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel — 1.8%
Coach, Inc.	14,800	$844,932
Michael Kors Holdings Ltd.*	54,626	3,387,905
NIKE, Inc., Class B	113,001	7,195,904
Ralph Lauren Corp.	15,023	2,610,096

		14,038,837

Auto Parts & Equipment — 1.4%
BorgWarner, Inc.(a)*	43,700	3,764,755
Johnson Controls, Inc.	190,200	6,807,258

		10,572,013

Home Furnishings — 0.3%
Whirlpool Corp.	18,409	2,105,253

Lodging — 0.3%
Las Vegas Sands Corp.	50,426	2,669,048

Retail — 6.0%
Chipotle Mexican Grill, Inc.(a)*	5,628	2,050,562
Costco Wholesale Corp.	29,836	3,298,966
CVS Caremark Corp.	103,000	5,889,540
Dunkin’ Brands Group, Inc.	45,115	1,931,824
Home Depot, Inc.	50,231	3,891,396
Inditex S.A. ADR(a)	115,120	2,846,918
Kohl’s Corp.(a)	54,900	2,772,999
Lowe’s Cos., Inc.	157,200	6,429,480
Lululemon Athletica, Inc.*	10,108	662,276
Starbucks Corp.	72,916	4,775,269
Tiffany & Co.(a)	10,000	728,400
TJX Cos., Inc.	67,130	3,360,528
Urban Outfitters, Inc.*	38,434	1,545,815
Wal-Mart Stores, Inc.	90,800	6,763,692

		46,947,665

TOTAL CONSUMER, CYCLICAL (cost $54,939,681)		78,766,313

CONSUMER, NON-CYCLICAL — 22.7%
Agriculture — 1.2%
Archer-Daniels-Midland Co.	180,700	6,127,537
Philip Morris International, Inc.	42,200	3,655,364

		9,782,901

Beverages — 0.7%
Beam, Inc.	52,500	3,313,275
Diageo PLC ADR(a)	14,365	1,651,257
Monster Beverage Corp.*	13,273	806,600

		5,771,132

Biotechnology — 3.1%
Alexion Pharmaceuticals, Inc.*	25,230	2,327,215

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Biogen Idec, Inc.*	39,262	$8,449,183
Gilead Sciences, Inc.*	156,835	8,031,520
Illumina, Inc.(a)*	5,323	398,373
Regeneron Pharmaceuticals, Inc.*	6,603	1,484,883
Vertex Pharmaceuticals, Inc.*	41,399	3,306,538

		23,997,712

Commercial Services — 1.9%
Hertz Global Holdings, Inc.(a)*	158,513	3,931,122
Mastercard, Inc., Class A	18,929	10,874,711

		14,805,833

Cosmetics/Personal Care — 1.8%
Avon Products, Inc.	83,058	1,746,710
Estee Lauder Cos., Inc., Class A	70,949	4,666,315
Procter & Gamble Co.	96,826	7,454,634

		13,867,659

Food — 2.3%
Kraft Foods Group, Inc.(a)	121,700	6,799,379
Mondelez International, Inc., Class A	283,534	8,089,225
Whole Foods Market, Inc.	54,502	2,805,763

		17,694,367

Healthcare — Products — 1.8%
Baxter International, Inc.	174,900	12,115,323
Essilor International S.A. ADR	13,708	731,185
Intuitive Surgical, Inc.*	2,683	1,359,154

		14,205,662

Healthcare — Services — 1.4%
Laboratory Corp. of America Holdings(a)*	33,100	3,313,310
Quest Diagnostics, Inc.(a)	103,100	6,250,953
UnitedHealth Group, Inc.	24,715	1,618,338

		11,182,601

Pharmaceuticals — 8.5%
Abbott Laboratories	58,073	2,025,586
Actavis, Inc.*	21,972	2,773,306
Allergan, Inc.	20,588	1,734,333
AmerisourceBergen Corp.	129,200	7,213,236
Bristol-Myers Squibb Co.	52,543	2,348,147
Cardinal Health, Inc.	125,900	5,942,480
Express Scripts Holding Co.*	157,856	9,738,137
Johnson & Johnson	70,600	6,061,716
Merck & Co., Inc.	124,900	5,801,605
Novo Nordisk A/S ADR(a)	16,432	2,546,467
Perrigo Co.(a)	9,789	1,184,469

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Pfizer, Inc.	317,971	$8,906,368
Pharmacyclics, Inc.(a)*	8,413	668,581
Valeant Pharmaceuticals International, Inc.(a)*	47,442	4,083,807
Warner Chilcott PLC, Class A	187,200	3,721,536
Zoetis, Inc.	46,076	1,423,290

		66,173,064

TOTAL CONSUMER, NON-CYCLICAL (cost $126,715,998)		177,480,931

ENERGY — 10.3%
Oil & Gas — 8.5%
Apache Corp.	53,800	4,510,054
Cabot Oil & Gas Corp.	35,199	2,499,833
Chevron Corp.	120,400	14,248,136
Concho Resources, Inc.*	21,199	1,774,780
ConocoPhillips(a)	167,900	10,157,950
EOG Resources, Inc.	10,362	1,364,468
Hess Corp.	87,400	5,811,226
Marathon Oil Corp.	196,900	6,808,802
Noble Energy, Inc.(a)	72,424	4,348,337
Occidental Petroleum Corp.	135,400	12,081,742
Pioneer Natural Resources Co.	19,305	2,794,399

		66,399,727

Oil & Gas Services — 1.8%
FMC Technologies, Inc.*	24,677	1,374,015
Halliburton Co.	256,700	10,709,524
Schlumberger Ltd.	28,818	2,065,098

		14,148,637

TOTAL ENERGY (cost $61,272,190)		80,548,364

FINANCIAL — 11.7%
Banks — 5.7%
Bank of New York Mellon Corp.	358,400	10,053,120
Citigroup, Inc.	52,909	2,538,045
Goldman Sachs Group, Inc.	63,624	9,623,130
JPMorgan Chase & Co.	136,100	7,184,719
Morgan Stanley	75,867	1,853,431
US Bancorp(a)	105,900	3,828,285
Wells Fargo & Co.	221,700	9,149,559

		44,230,289

Diversified Financial Services — 2.4%
American Express Co.	83,700	6,257,412
Discover Financial Services	107,519	5,122,205
SLM Corp.	86,249	1,971,652

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Visa, Inc., Class A	31,507	$5,757,905

		19,109,174

Insurance — 3.4%
Allstate Corp.	208,900	10,052,268
American International Group, Inc.*	108,900	4,867,830
Marsh & McLennan Cos., Inc.	160,100	6,391,192
Travelers Cos., Inc.	68,800	5,498,496

		26,809,786

Real Estate Investment Trusts — 0.2%
American Tower Corp.	22,767	1,665,861

TOTAL FINANCIAL (cost $63,892,076)		91,815,110

INDUSTRIAL — 10.7%
Aerospace/Defense — 3.6%
Boeing Co.	27,045	2,770,490
Northrop Grumman Corp.	88,400	7,319,520
Raytheon Co.	106,100	7,015,332
Rolls-Royce Holdings PLC ADR(a)*	10,296	896,576
TransDigm Group, Inc.	16,460	2,580,434
United Technologies Corp.	79,620	7,399,883

		27,982,235

Building Materials — 0.3%
Masco Corp.	121,390	2,365,891

Electronics — 1.1%
Agilent Technologies, Inc.	72,900	3,117,204
Honeywell International, Inc.	69,800	5,537,932

		8,655,136

Environmental Control — 0.8%
Waste Management, Inc.	157,200	6,339,876

Machinery — Diversified — 0.9%
Cummins, Inc.	20,027	2,172,128
Deere & Co.(a)	54,100	4,395,625

		6,567,753

Metal Fabricate/Hardware — 0.4%
Precision Castparts Corp.	14,089	3,184,255

Miscellaneous Manufacturing — 2.3%
Dover Corp.	80,800	6,274,928
General Electric Co.	514,431	11,929,655

		18,204,583

Transportation — 1.3%
Canadian Pacific Railway Ltd.	20,347	2,469,719
Kansas City Southern	10,329	1,094,461

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Union Pacific Corp.	43,118	$6,652,245

		10,216,425

TOTAL INDUSTRIAL (cost $57,899,495)		83,516,154

TECHNOLOGY — 9.6%
Computers — 4.3%
Apple, Inc.	46,159	18,282,657
EMC Corp.	216,918	5,123,603
International Business Machines Corp.	12,887	2,462,835
SanDisk Corp.(a)*	119,851	7,322,896
Teradata Corp.*	12,802	643,044

		33,835,035

Office/Business Equipment — 0.9%
Xerox Corp.	721,200	6,541,284

Semiconductors — 2.3%
ARM Holdings PLC ADR(a)	41,031	1,484,502
Avago Technologies Ltd.(a)	35,779	1,337,419
Cree, Inc.*	28,346	1,810,175
Intel Corp.(a)	417,600	10,114,272
QUALCOMM, Inc.	54,929	3,355,063

		18,101,431

Software — 2.1%
Microsoft Corp.	126,000	4,350,780
Oracle Corp.	111,800	3,434,496
Red Hat, Inc.*	48,043	2,297,416
Salesforce.com, Inc.*	100,017	3,818,649
VMware, Inc., Class A(a)*	25,499	1,708,178
Workday, Inc., Class A(a)*	16,993	1,089,082

		16,698,601

TOTAL TECHNOLOGY (cost $62,739,051)		75,176,351

UTILITIES — 1.9%
Electric — 1.9%
Edison International	114,300	5,504,688
NextEra Energy, Inc.	65,100	5,304,348
Public Service Enterprise Group, Inc.	130,500	4,262,130

		15,071,166

TOTAL UTILITIES (cost $11,512,036)		15,071,166

TOTAL COMMON STOCK (cost $532,449,484)		731,698,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 11.0%
Cash Collateral Pool — 6.2%
ABA Members Collateral Fund	48,794,441	$48,641,957

Collective Investment Funds — 4.8%
SSgA Russell Large Cap Index Non-Lending Fund	2,247,523	37,189,759

TOTAL INVESTMENT FUNDS (cost $85,103,638)		85,831,716

SHORT-TERM INVESTMENTS — 1.9%
Affiliated Funds — 1.9%
Northern Trust Global Investments — Collective Short-Term Investment Fund(b)	15,297,243	15,297,243

TOTAL SHORT-TERM INVESTMENTS (cost $15,297,243)		15,297,243

TOTAL INVESTMENTS — 106.4% (cost $632,850,365)		832,827,834
Liabilities Less Other Assets — (6.4)%		(49,908,539)

NET ASSETS — 100.0%		$782,919,295

(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Assets and Liabilities

	June 30, 2013		December 31,
	Unaudited		2012
Assets
Investments, at value (cost $224,813,970 and $208,772,812, respectively)	$271,482,127	(a)	$242,819,370	(b)
Investments in collective investment funds, at value (cost $107,914,393 and $27,514,051, respectively)	107,929,417		27,408,213
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $5,663,263 and $7,214,776, respectively)	5,663,263		7,214,776
Receivable for investments sold	6,387,955		3,857,682
Receivable for fund units sold	49,373		482
Interest and dividends receivable	252,322		220,425
Tax reclaims receivable	5,962		5,962
Other assets	9,817		8,442

Total assets	391,780,236		281,535,352

Liabilities
Payable for cash collateral received on securities loaned	96,331,805		19,638,457
Payable for investments purchased	3,217,026		977,656
Payable for fund units redeemed	8,275		460,483
Investment advisory fee payable	104,582		104,257
ING — program fee payable	124,203		104,030
Trustee, management and administration fees payable	21,163		19,002
ABA Retirement Funds — program fee payable	16,644		14,868
Payable for legal and audit services	36,075		30,051
Payable for compliance consultant fees	23,488		21,028
Payable for reports to unitholders	6,803		4,234
Payable for registration fees	31,758		28,772
Other accruals	3,408		10,218

Total liabilities	99,925,230		21,413,056

Net Assets (equivalent to $21.09 and $18.09 per unit based on 13,838,463 and 14,383,093 units outstanding, respectively)	$291,855,006		$260,122,296

(a)	Includes securities on loan with a value of $93,960,691 (See Note 5).
(b)	Includes securities on loan with a value of $19,127,104.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the Period January 1, 2013 to June 30, 2013	For the Period January 1, 2012 to June 30, 2012
Investment income
Dividends (net of foreign tax expense of $0, $0, $0 and $0, respectively)	$976,474	$1,043,538	$2,005,532	$2,204,118
Interest — affiliated issuers	13,803	3,966	27,732	13,587
Securities lending income, net	49,834	61,079	125,886	109,862

Total investment income	1,040,111	1,108,583	2,159,150	2,327,567

Expenses
ING — program fee	368,461	352,605	721,478	703,625
Trustee, management and administration fees	63,357	60,824	123,556	121,971
Investment advisory fee	331,482	315,147	637,950	645,285
ABA Retirement Funds — program fee	50,201	49,626	98,994	99,825
Legal and audit fees	25,848	19,098	50,377	38,525
Compliance consultant fees	9,098	10,992	17,979	22,555
Reports to unitholders	1,299	1,319	2,568	2,707
Registration fees	10,649	12,838	20,630	26,344
Other fees	2,773	2,637	5,479	5,412

Total expenses	863,168	825,086	1,679,011	1,666,249

Less: Expense reimbursement	(10,709)	(9,362)	(18,460)	(20,478)

Net expenses	852,459	815,724	1,660,551	1,645,771

Net investment income (loss)	187,652	292,859	498,599	681,796

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	13,493,059	3,811,892	29,501,251	9,314,806

Net realized gain (loss)	13,493,059	3,811,892	29,501,251	9,314,806

Change in net unrealized appreciation (depreciation) on:
Investments	(2,767,990)	(18,861,726)	12,742,461	7,044,829

Change in net unrealized appreciation (depreciation)	(2,767,990)	(18,861,726)	12,742,461	7,044,829

Net realized and unrealized gain (loss)	10,725,069	(15,049,834)	42,243,712	16,359,635

Net increase (decrease) in net assets resulting from operations	$10,912,721	$(14,756,975)	$42,742,311	$17,041,431

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month
period ended
June 30, 2013
From operations
Net investment income (loss)	$498,599
Net realized gain (loss) from investments	29,501,251
Change in net unrealized appreciation (depreciation)	12,742,461

Net increase (decrease) in net assets resulting from operations	42,742,311

From unitholder transactions
Proceeds from units issued	10,423,660
Cost of units redeemed	(21,433,261)

Net increase (decrease) in net assets from unitholder transactions	(11,009,601)

Net increase (decrease) in net assets	31,732,710
Net Assets
Beginning of period	260,122,296

End of period	$291,855,006

Number of units
Outstanding-beginning of period	14,383,093
Issued	523,139
Redeemed	(1,067,769)

Outstanding-end of period	13,838,463

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$0.07	$0.07	$0.15	$0.15
Expenses†,††	(0.06)	(0.05)	(0.12)	(0.10)

Net investment income (loss)	0.01	0.02	0.03	0.05
Net realized and unrealized gain (loss)	0.77	(0.96)	2.97	0.98

Net increase (decrease) in unit value	0.78	(0.94)	3.00	1.03
Net asset value at beginning of period	20.31	17.96	18.09	15.99

Net asset value at end of period	$21.09	$17.02	$21.09	$17.02

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.18%	1.24%	1.18%	1.21%
Ratio of net investment income (loss) to average net assets*	0.26%	0.44%	0.35%	0.50%
Portfolio turnover**,†††	25%	16%	75%	33%
Total return**	3.84%	(5.23)%	16.58%	6.44%
Net assets at end of period (in thousands)	$291,855	$261,733	$291,855	$261,733

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK — 93.0%
BASIC MATERIALS — 3.7%
Chemicals — 1.6%
Albemarle Corp.(a)	2,900	$180,641
Axiall Corp.(a)	5,875	250,157
Cabot Corp.(a)	7,200	269,424
Celanese Corp., Class A	5,270	236,096
Cytec Industries, Inc.	2,150	157,487
Eastman Chemical Co.	2,000	140,020
FMC Corp.	10,660	650,900
Huntsman Corp.	35,050	580,428
Innophos Holdings, Inc.	7,550	356,134
OM Group, Inc.(a)*	800	24,736
RPM International, Inc.	9,654	308,349
Sensient Technologies Corp.	33,351	1,349,715
Sherwin-Williams Co.	1,980	349,668

		4,853,755

Forest Products & Paper — 1.2%
Boise, Inc.(a)	35,100	299,754
Buckeye Technologies, Inc.	25,428	941,853
Domtar Corp.(a)	5,100	339,150
International Paper Co.	5,450	241,490
P.H. Glatfelter Co.	13,332	334,633
Schweitzer-Mauduit International, Inc.(a)	26,750	1,334,290

		3,491,170

Iron/Steel — 0.3%
Cliffs Natural Resources, Inc.(a)	4,300	69,875
Nucor Corp.	8,650	374,718
Reliance Steel & Aluminum Co.	5,500	360,580

		805,173

Mining — 0.6%
Compass Minerals International, Inc.	9,993	844,708
Kaiser Aluminum Corp.(a)	14,856	920,181

		1,764,889

TOTAL BASIC MATERIALS (cost $9,255,605)		10,914,987

COMMUNICATIONS — 5.2%
Internet — 2.1%
Cogent Communications Group, Inc.(a)	23,031	648,323
Dealertrack Technologies, Inc.(a)*	19,046	674,800
HealthStream, Inc.(a)*	34,402	871,058
HomeAway, Inc.*	24,383	788,546
Internap Network Services Corp.(a)*	85,784	709,434
Shutterfly, Inc.(a)*	18,446	1,029,102
SPS Commerce, Inc.(a)*	12,640	695,200

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
TIBCO Software, Inc.*	38,115	$815,661

		6,232,124

Media — 0.5%
Discovery Communications, Inc., Class A(a)*	6,340	489,511
Gannett Co., Inc.	26,625	651,248
Sirius XM Radio, Inc.(a)	61,600	206,360

		1,347,119

Telecommunications — 2.6%
Amdocs Ltd.(a)	12,000	445,080
Anixter International, Inc.*	7,089	537,417
ARRIS Group, Inc.*	41,752	599,141
Black Box Corp.(a)	31,400	795,048
Ciena Corp.*	38,603	749,670
Corning, Inc.	22,200	315,906
Harris Corp.(a)	9,100	448,175
NICE Systems Ltd. ADR	16,650	614,219
Oplink Communications, Inc.*	38,700	672,219
Plantronics, Inc.	36,728	1,613,094
Sonus Networks, Inc.*	156,567	471,267
USA Mobility, Inc.(a)	12,700	172,339
Vonage Holdings Corp.*	62,200	176,026

		7,609,601

TOTAL COMMUNICATIONS (cost $12,946,580)		15,188,844

CONSUMER, CYCLICAL — 15.3%
Airlines — 0.9%
Alaska Air Group, Inc.*	13,196	686,192
Delta Air Lines, Inc.*	19,925	372,797
SkyWest, Inc.	29,299	396,708
Spirit Airlines, Inc.*	26,592	844,828
United Continental Holdings, Inc.(a)*	14,980	468,724

		2,769,249

Apparel — 1.1%
Iconix Brand Group, Inc.(a)*	28,722	844,714
Steven Madden Ltd.*	17,750	858,745
Under Armour, Inc., Class A(a)*	17,186	1,026,176
VF Corp.	1,870	361,022

		3,090,657

Auto Parts & Equipment — 1.4%
Autoliv, Inc.(a)	7,300	564,947
BorgWarner, Inc.*	6,467	557,132
Delphi Automotive PLC	6,800	344,692
Lear Corp.	1,825	110,339

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Auto Parts & Equipment (Continued)
Magna International, Inc.(a)	5,975	$425,540
Standard Motor Products, Inc.(a)	6,100	209,474
TRW Automotive Holdings Corp.(a)*	19,625	1,303,885
Westport Innovations, Inc.(a)*	20,328	681,598

		4,197,607

Distribution/Wholesale — 1.5%
Beacon Roofing Supply, Inc.(a)*	20,280	768,206
HD Supply Holdings, Inc.*	23,269	437,225
Ingram Micro, Inc., Class A*	24,308	461,609
LKQ Corp.(a)*	53,755	1,384,191
Owens & Minor, Inc.(a)	16,792	568,073
ScanSource, Inc.*	17,218	550,976
WESCO International, Inc.(a)*	3,830	260,287

		4,430,567

Entertainment — 0.1%
International Game Technology	12,175	203,444

Home Builders — 0.5%
Ryland Group, Inc.(a)	10,450	419,045
Thor Industries, Inc.(a)	23,102	1,136,156

		1,555,201

Home Furnishings — 0.8%
Harman International Industries, Inc.(a)	14,493	785,521
Select Comfort Corp.(a)*	19,658	492,630
Whirlpool Corp.	8,500	972,060

		2,250,211

Housewares — 0.3%
Newell Rubbermaid, Inc.	10,275	269,719
Toro Co.	10,800	490,428

		760,147

Leisure Time — 0.2%
Harley-Davidson, Inc.	8,380	459,392

Lodging — 0.2%
MGM Resorts International*	7,525	111,219
Starwood Hotels & Resorts Worldwide, Inc.	5,620	355,128
Wyndham Worldwide Corp.	4,730	270,698

		737,045

Retail — 7.5%
Abercrombie & Fitch Co., Class A(a)	5,700	257,925
Ascena Retail Group, Inc.(a)*	53,665	936,454
Bed Bath & Beyond, Inc.*	3,110	220,499
Best Buy Co., Inc.(a)	9,400	256,902
Big Lots, Inc.*	8,300	261,699

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
BJ’s Restaurants, Inc.(a)*	15,004	$556,648
Bob Evans Farms, Inc.(a)	17,252	810,499
Brinker International, Inc.(a)	2,700	106,461
Brown Shoe Co., Inc.(a)	36,850	793,380
CarMax, Inc.(a)*	5,200	240,032
Casey’s General Stores, Inc.(a)	11,350	682,816
Cash America International, Inc.(a)	16,720	760,091
Cato Corp., Class A	16,650	415,584
CEC Entertainment, Inc.(a)	12,000	492,480
Cheesecake Factory, Inc.(a)	15,655	655,788
Chipotle Mexican Grill, Inc.(a)*	370	134,809
Cracker Barrel Old Country Store, Inc.(a)	3,141	297,327
CST Brands, Inc.(a)*	2,255	69,477
Dick’s Sporting Goods, Inc.(a)	25,025	1,252,751
Dillard’s, Inc., Class A(a)	5,600	459,032
Dunkin’ Brands Group, Inc.	4,630	198,257
Finish Line, Inc., Class A(a)	45,983	1,005,188
Five Below, Inc.(a)*	23,372	859,155
Francesca’s Holdings Corp.(a)*	19,178	532,957
GameStop Corp., Class A(a)	7,500	315,225
Genesco, Inc.*	15,462	1,035,799
GNC Holdings, Inc., Class A	11,025	487,415
Jos. A. Bank Clothiers, Inc.(a)*	6,815	281,596
Kohl’s Corp.	8,300	419,233
Nu Skin Enterprises, Inc., Class A	20,906	1,277,775
O’Reilly Automotive, Inc.(a)*	3,450	388,539
PVH Corp.	2,470	308,874
RadioShack Corp.(a)*	12,100	38,236
Regis Corp.(a)	4,470	73,397
Restoration Hardware Holdings, Inc.(a)*	8,526	639,450
Rush Enterprises, Inc., Class A(a)*	16,253	402,262
Ruth’s Hospitality Group, Inc.(a)	23,095	278,757
Sonic Automotive, Inc., Class A	43,387	917,201
Stage Stores, Inc.(a)	15,980	375,530
Staples, Inc.(a)	13,725	217,679
Texas Roadhouse, Inc.(a)	30,250	756,855
Tiffany & Co.(a)	2,500	182,100
Urban Outfitters, Inc.*	28,931	1,163,605

		21,815,739

Storage/Warehousing — 0.5%
Mobile Mini, Inc.(a)*	20,800	689,520
Wesco Aircraft Holdings, Inc.*	49,509	919,382

		1,608,902

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Textiles — 0.1%
Mohawk Industries, Inc.*	3,000	$337,470

Toys, Games & Hobbies — 0.2%
LeapFrog Enterprises, Inc.(a)*	57,162	562,474

TOTAL CONSUMER, CYCLICAL (cost $36,304,837)		44,778,105

CONSUMER, NON-CYCLICAL — 20.3%
Agriculture — 0.3%
Archer-Daniels-Midland Co.	11,700	396,747
Lorillard, Inc.	7,700	336,336

		733,083

Beverages — 0.1%
Brown-Forman Corp., Class B	4,170	281,684
Coca-Cola Enterprises, Inc.	4,100	144,156

		425,840

Biotechnology — 1.1%
Illumina, Inc.(a)*	14,905	1,115,490
Myriad Genetics, Inc.(a)*	32,831	882,169
Seattle Genetics, Inc.(a)*	5,080	159,817
Sequenom, Inc.(a)*	133,836	563,450
United Therapeutics Corp.(a)*	5,600	368,592

		3,089,518

Commercial Services — 5.9%
Advisory Board Co.(a)*	7,330	400,584
Alliance Data Systems Corp.(a)*	3,260	590,158
Brink’s Co.	29,000	739,790
CBIZ, Inc.(a)*	82,881	556,132
Chemed Corp.(a)	11,095	803,611
Convergys Corp.(a)	24,900	434,007
CoreLogic, Inc.*	8,500	196,945
CoStar Group, Inc.*	7,025	906,717
Deluxe Corp.(a)	36,227	1,255,266
Ennis, Inc.(a)	19,985	345,541
FTI Consulting, Inc.(a)*	21,751	715,390
Gartner, Inc.(a)*	5,740	327,123
Grand Canyon Education, Inc.(a)*	28,861	930,190
Hertz Global Holdings, Inc.(a)*	9,500	235,600
K12, Inc.(a)*	18,763	492,904
KAR Auction Services, Inc.	10,300	235,561
Korn/Ferry International*	53,778	1,007,800
MAXIMUS, Inc.	29,605	2,204,980
Quanta Services, Inc.*	14,440	382,082
Rent-A-Center, Inc.(a)	33,287	1,249,927
Ritchie Bros. Auctioneers, Inc.(a)	23,433	450,382

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
Rollins, Inc.	39,115	$1,013,078
Solar Cayman Ltd.(b)(c)*	33,700	—
Team, Inc.(a)*	18,968	717,939
Towers Watson & Co., Class A(a)	5,275	432,233
Verisk Analytics, Inc., Class A*	2,860	170,742
WEX, Inc.(a)*	5,520	423,384

		17,218,066

Food — 1.8%
Fresh Del Monte Produce, Inc.(a)	13,500	376,380
Fresh Market, Inc.(a)*	21,869	1,087,327
Ingredion, Inc.	2,775	182,095
J.M. Smucker Co.(a)	1,600	165,040
Kroger Co.	26,275	907,539
Nash Finch Co.	31,580	695,076
Safeway, Inc.(a)	26,100	617,526
Smithfield Foods, Inc.*	7,500	245,625
Tyson Foods, Inc., Class A	11,775	302,382
United Natural Foods, Inc.(a)*	13,687	738,961

		5,317,951

Healthcare — Products — 5.9%
Abaxis, Inc.(a)	11,892	564,989
Align Technology, Inc.(a)*	37,034	1,371,740
Becton Dickinson and Co.	3,725	368,142
Boston Scientific Corp.*	29,700	275,319
CareFusion Corp.*	3,900	143,715
Cepheid, Inc.(a)*	48,396	1,665,790
Cooper Cos., Inc.	4,600	547,630
DexCom, Inc.(a)*	32,636	732,678
Edwards Lifesciences Corp.(a)*	12,104	813,389
Endologix, Inc.(a)*	59,951	796,149
Greatbatch, Inc.(a)*	5,600	183,624
HeartWare International, Inc.(a)*	7,110	676,232
Hill-Rom Holdings, Inc.	26,550	894,204
Insulet Corp.(a)*	25,328	795,553
Meridian Bioscience, Inc.(a)	17,230	370,445
NxStage Medical, Inc.*	67,781	967,913
OraSure Technologies, Inc.*	74,647	289,630
QIAGEN N.V.(a)*	36,664	729,980
Quidel Corp.(a)*	33,081	844,558
Sirona Dental Systems, Inc.*	5,100	335,988
Spectranetics Corp.*	47,902	894,809
Symmetry Medical, Inc.*	38,559	324,667
Techne Corp.(a)	7,142	493,369
West Pharmaceutical Services, Inc.	21,700	1,524,642

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare — Products (Continued)
Zimmer Holdings, Inc.(a)	7,700	$577,038

		17,182,193

Healthcare — Services — 2.3%
Aetna, Inc.	16,325	1,037,290
Amsurg Corp.*	17,794	624,569
Bio-Reference Labs, Inc.(a)*	18,664	536,590
Centene Corp.*	4,230	221,906
Community Health Systems, Inc.	7,900	370,352
Covance, Inc.(a)*	6,250	475,875
DaVita HealthCare Partners, Inc.*	1,550	187,240
ICON PLC*	8,275	293,183
IPC The Hospitalist Co., Inc.(a)*	10,550	541,848
Kindred Healthcare, Inc.(a)*	66,401	871,845
MEDNAX, Inc.*	13,010	1,191,456
Select Medical Holdings Corp.	21,300	174,660
Tenet Healthcare Corp.*	1,700	78,370

		6,605,184

Household Products/Wares — 0.4%
ACCO Brands Corp.(a)*	67,433	428,874
Avery Dennison Corp.	2,600	111,176
Tumi Holdings, Inc.*	28,252	678,048

		1,218,098

Pharmaceuticals — 2.5%
Actavis, Inc.*	4,570	576,825
Alkermes PLC*	7,500	215,100
BioScrip, Inc.*	48,676	803,154
Cardinal Health, Inc.	7,400	349,280
Catamaran Corp.*	18,939	922,708
Endo Health Solutions, Inc.*	4,000	147,160
Jazz Pharmaceuticals PLC*	4,800	329,904
Neogen Corp.*	29,245	1,624,852
Omnicare, Inc.(a)	9,175	437,739
Onyx Pharmaceuticals, Inc.(a)*	2,460	213,577
Questcor Pharmaceuticals, Inc.	29,500	1,341,070
USANA Health Sciences, Inc.(a)*	4,800	347,424

		7,308,793

TOTAL CONSUMER, NON-CYCLICAL (cost $48,573,042)		59,098,726

ENERGY — 5.0%
Coal — 0.1%
Peabody Energy Corp.	16,500	241,560

Oil & Gas — 4.5%
Atwood Oceanics, Inc.(a)*	12,859	669,311

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Berry Petroleum Co., Class A(a)	15,740	$666,117
Cabot Oil & Gas Corp.	4,460	316,749
Callon Petroleum Co.*	31,007	104,494
Carrizo Oil & Gas, Inc.(a)*	28,252	800,379
Chesapeake Energy Corp.	9,900	201,762
Concho Resources, Inc.(a)*	3,360	281,299
Continental Resources, Inc.(a)*	5,030	432,882
Energen Corp.	5,950	310,947
Halcon Resources Corp.(a)*	121,920	691,286
Hess Corp.	13,850	920,886
HollyFrontier Corp.	5,800	248,124
InterOil Corp.(a)*	4,160	289,162
Kodiak Oil & Gas Corp.*	45,086	400,815
Laredo Petroleum Holdings, Inc.(a)*	32,963	677,719
Marathon Petroleum Corp.	10,600	753,236
Murphy Oil Corp.(a)	9,200	560,188
Newfield Exploration Co.*	8,575	204,857
Northern Oil and Gas, Inc.(a)*	41,516	553,823
Oasis Petroleum, Inc.*	18,108	703,858
Patterson-UTI Energy, Inc.	22,125	428,229
Stone Energy Corp.*	41,826	921,427
Tesoro Corp.	3,575	187,044
Ultra Petroleum Corp.(a)*	24,901	493,538
Valero Energy Corp.(a)	24,675	857,950
W&T Offshore, Inc.(a)	4,600	65,734
Whiting Petroleum Corp.*	9,700	447,073

		13,188,889

Oil & Gas Services — 0.4%
Cameron International Corp.*	4,770	291,733
ION Geophysical Corp.(a)*	79,947	481,281
Oceaneering International, Inc.	3,200	231,040

		1,004,054

TOTAL ENERGY (cost $13,342,488)		14,434,503

FINANCIAL — 19.5%
Banks — 5.2%
Banco Latinoamericano de Comercio Exterior S.A., Class E(a)	19,500	436,605
BancorpSouth, Inc.(a)	10,620	187,974
Bank of Hawaii Corp.(a)	8,539	429,682
Bank of the Ozarks, Inc.(a)	13,850	600,120
BBCN Bancorp, Inc.	59,128	840,800
Cass Information Systems, Inc.	8,698	400,978
Community Bank System, Inc.(a)	18,897	582,972

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
East West Bancorp, Inc.(a)	40,624	$1,117,160
Fifth Third Bancorp(a)	69,775	1,259,439
FirstMerit Corp.(a)	65,487	1,311,705
FNB Corp.(a)	52,132	629,755
Fulton Financial Corp.(a)	42,830	491,688
Hancock Holding Co.	19,291	580,080
Huntington Bancshares, Inc.(a)	38,600	304,168
Iberiabank Corp.	11,700	627,237
KeyCorp	75,175	829,932
PNC Financial Services Group, Inc.	6,500	473,980
Regions Financial Corp.	84,850	808,621
Signature Bank(a)*	2,827	234,698
Trustmark Corp.(a)	41,484	1,019,677
Webster Financial Corp.(a)	19,200	493,056
Westamerica Bancorporation(a)	14,720	672,557
Wintrust Financial Corp.(a)	12,376	473,753
Zions Bancorporation(a)	14,025	405,042

		15,211,679

Diversified Financial Services — 2.8%
Aircastle Ltd.	19,700	315,003
Ameriprise Financial, Inc.	10,200	824,976
Discover Financial Services	17,000	809,880
Evercore Partners, Inc., Class A	4,925	193,454
Financial Engines, Inc.(a)	13,165	600,192
Invesco Ltd.	11,850	376,830
Investment Technology Group, Inc.(a)*	2,363	33,035
Nelnet, Inc., Class A	11,000	396,990
Portfolio Recovery Associates, Inc.*	6,879	1,056,821
Raymond James Financial, Inc.(a)	25,986	1,116,878
Stifel Financial Corp.(a)*	12,911	460,535
T. Rowe Price Group, Inc.	6,190	452,799
Waddell & Reed Financial, Inc., Class A	16,009	696,392
Walter Investment Management Corp.(a)*	4,253	143,794
World Acceptance Corp.(a)*	8,261	718,211

		8,195,790

Insurance — 5.6%
Allied World Assurance Co. Holdings A.G.	6,540	598,475
Allstate Corp.	13,800	664,056
American Equity Investment Life Holding Co.(a)	104,325	1,637,902
American Financial Group, Inc.	10,300	503,773
Arthur J. Gallagher & Co.	9,160	400,200
Aspen Insurance Holdings Ltd.	19,200	712,128
Donegal Group, Inc., Class A(a)	5,578	77,925
Endurance Specialty Holdings Ltd.(a)	30,700	1,579,515

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
FBL Financial Group, Inc., Class A(a)	6,527	$283,990
Hanover Insurance Group, Inc.(a)	17,957	878,636
Hartford Financial Services Group, Inc.(a)	14,600	451,432
HCC Insurance Holdings, Inc.(a)	26,014	1,121,464
Horace Mann Educators Corp.	13,800	336,444
Lincoln National Corp.	17,325	631,843
Montpelier Re Holdings Ltd.(a)	31,600	790,316
Primerica, Inc.	17,950	672,048
Principal Financial Group, Inc.(a)	9,800	367,010
Protective Life Corp.	17,960	689,844
StanCorp Financial Group, Inc.(a)	17,700	874,557
Tower Group International Ltd.(a)	55,932	1,147,165
Unum Group	35,875	1,053,649
Validus Holdings Ltd.(a)	24,793	895,523

		16,367,895

Investment Companies — 0.7%
Ares Capital Corp.	72,018	1,238,709
Fifth Street Finance Corp.	39,237	410,027
Solar Capital Ltd.	14,243	328,871

		1,977,607

Real Estate — 0.1%
CBRE Group, Inc., Class A*	15,250	356,240

Real Estate Investment Trusts — 4.4%
Ashford Hospitality Trust, Inc.	21,200	242,740
BioMed Realty Trust, Inc.(a)	20,425	413,198
Brandywine Realty Trust(a)	117,310	1,586,031
Capstead Mortgage Corp.(a)	20,100	243,210
CBL & Associates Properties, Inc.(a)	37,425	801,643
Chimera Investment Corp.(a)	71,800	215,400
CommonWealth REIT(a)	25,200	582,624
Corrections Corp. of America	9,524	322,578
CubeSmart(a)	30,850	492,983
DuPont Fabros Technology, Inc.(a)	22,050	532,507
First Potomac Realty Trust	23,084	301,477
Government Properties Income Trust(a)	21,340	538,195
Hatteras Financial Corp.	15,400	379,456
Hersha Hospitality Trust	160,192	903,483
Hospitality Properties Trust	22,500	591,300
Kilroy Realty Corp.(a)	11,375	602,989
LaSalle Hotel Properties(a)	21,926	541,572
Liberty Property Trust	10,775	398,244
Medical Properties Trust, Inc.	62,865	900,227
MFA Financial, Inc.	24,700	208,715

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Real Estate Investment Trusts (Continued)
Omega Healthcare Investors, Inc.(a)	39,735	$1,232,580
Ramco-Gershenson Properties Trust(a)	26,303	408,485
Silver Bay Realty Trust Corp.(a)	1,469	24,327
Two Harbors Investment Corp.	30,100	308,525

		12,772,489

Savings & Loans — 0.7%
EverBank Financial Corp.(a)	34,745	575,377
First Niagara Financial Group, Inc.	93,343	939,964
Washington Federal, Inc.(a)	29,750	561,680

		2,077,021

TOTAL FINANCIAL (cost $44,890,340)		56,958,721

INDUSTRIAL — 10.7%
Aerospace/Defense — 1.4%
B/E Aerospace, Inc.*	25,400	1,602,232
Cubic Corp.	10,906	524,578
Curtiss-Wright Corp.(a)	9,300	344,658
Exelis, Inc.	5,600	77,224
L-3 Communications Holdings, Inc.	6,500	557,310
Northrop Grumman Corp.	6,100	505,080
Raytheon Co.(a)	5,300	350,436
Triumph Group, Inc.	1,800	142,470

		4,103,988

Building Materials — 0.2%
Eagle Materials, Inc.	4,500	298,215
Martin Marietta Materials, Inc.(a)	2,200	216,524

		514,739

Electrical Components & Equipment — 0.8%
AMETEK, Inc.	8,695	367,799
Belden, Inc.	5,840	291,591
Energizer Holdings, Inc.	2,300	231,173
EnerSys, Inc.(a)	12,661	620,895
Generac Holdings, Inc.(a)	8,000	296,080
GrafTech International Ltd.(a)*	64,854	472,137

		2,279,675

Electronics — 2.3%
Amphenol Corp., Class A	5,300	413,082
Avnet, Inc.*	10,850	364,560
Benchmark Electronics, Inc.*	7,959	159,976
Brady Corp., Class A	16,650	511,655
CTS Corp.(a)	32,263	440,067
FEI Co.	5,500	401,445
Gentex Corp.(a)	18,382	423,705

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Electronics (Continued)
Imax Corp.(a)*	11,860	$294,840
Itron, Inc.(a)*	4,400	186,692
National Instruments Corp.	26,470	739,572
Park Electrochemical Corp.(a)	22,582	542,194
Plexus Corp.*	7,078	211,561
TE Connectivity Ltd.(a)	10,200	464,508
Tech Data Corp.*	3,700	174,233
Trimble Navigation Ltd.*	17,529	455,929
Vishay Intertechnology, Inc.(a)*	22,700	315,303
Woodward, Inc.	17,622	704,880

		6,804,202

Engineering & Construction — 0.5%
Aegion Corp.(a)*	10,737	241,690
EMCOR Group, Inc.	8,475	344,509
Engility Holdings, Inc.*	1,533	43,568
Jacobs Engineering Group, Inc.(a)*	4,400	242,572
Tutor Perini Corp.*	5,835	105,555
URS Corp.	10,000	472,200

		1,450,094

Environmental Control — 0.2%
Clean Harbors, Inc.(a)*	9,185	464,118
Stericycle, Inc.*	1,900	209,817

		673,935

Hand/Machine Tools — 0.1%
Franklin Electric Co., Inc.	11,260	378,899

Machinery — Construction & Mining — 0.1%
Terex Corp.(a)*	9,400	247,220

Machinery — Diversified — 0.9%
AGCO Corp.	16,100	808,059
Chart Industries, Inc.(a)*	11,100	1,044,399
Zebra Technologies Corp., Class A(a)*	16,835	731,312

		2,583,770

Metal Fabricate/Hardware — 0.1%
Timken Co.	7,500	422,100

Miscellaneous Manufacturing — 0.8%
Actuant Corp., Class A(a)	25,200	830,844
ITT Corp.	10,000	294,100
Pall Corp.(a)	4,060	269,706
Proto Labs, Inc.(a)*	8,310	539,901
Trinity Industries, Inc.(a)	7,300	280,612

		2,215,163

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Packaging & Containers — 0.5%
Greif, Inc., Class A	11,800	$621,506
Owens-Illinois, Inc.*	8,700	241,773
Sonoco Products Co.	14,852	513,434

		1,376,713

Shipbuilding — 0.2%
Huntington Ingalls Industries, Inc.	12,900	728,592

Transportation — 2.5%
Air Transport Services Group, Inc.(a)*	69,375	458,569
Bristow Group, Inc.	9,150	597,678
Echo Global Logistics, Inc.(a)*	17,008	331,486
Forward Air Corp.	7,710	295,139
Gulfmark Offshore, Inc., Class A(a)	19,786	892,151
Kirby Corp.*	13,585	1,080,551
Old Dominion Freight Line, Inc.(a)*	16,988	707,040
Ryder System, Inc.(a)	7,900	480,241
Tidewater, Inc.	34,977	1,992,639
Werner Enterprises, Inc.(a)	21,306	514,966

		7,350,460

Trucking & Leasing — 0.1%
TAL International Group, Inc.(a)*	4,200	182,994

TOTAL INDUSTRIAL (cost $26,501,639)		31,312,544

TECHNOLOGY — 10.2%
Computers — 2.2%
CACI International, Inc., Class A(a)*	12,707	806,767
Cadence Design Systems, Inc.(a)*	78,507	1,136,781
Computer Sciences Corp.	5,100	223,227
IHS, Inc., Class A*	1,900	198,322
j2 Global, Inc.(a)	10,000	425,100
Jack Henry & Associates, Inc.(a)	8,160	384,581
MICROS Systems, Inc.(a)*	13,641	588,609
NCR Corp.*	24,418	805,550
Seagate Technology PLC	12,000	537,960
Stratasys Ltd.(a)*	5,533	463,333
Teradata Corp.*	3,750	188,363
Western Digital Corp.	8,700	540,183

		6,298,776

Office/Business Equipment — 0.2%
Xerox Corp.(a)	71,925	652,360

Semiconductors — 2.5%
Atmel Corp.*	29,575	217,376
Cabot Microelectronics Corp.(a)*	9,325	307,818
Cypress Semiconductor Corp.(a)*	26,041	279,420

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Semiconductors (Continued)
Integrated Silicon Solution, Inc.(a)*	30,226	$331,277
Intersil Corp., Class A(a)	59,716	466,979
Lam Research Corp.(a)*	27,565	1,222,232
Marvell Technology Group Ltd.	26,400	309,144
Maxim Integrated Products, Inc.	8,830	245,297
Micron Technology, Inc.(a)*	29,325	420,227
NXP Semiconductor N.V.*	16,425	508,847
Power Integrations, Inc.(a)	10,905	442,307
QLogic Corp.*	29,776	284,659
Semtech Corp.(a)*	45,637	1,598,664
Skyworks Solutions, Inc.(a)*	17,900	391,831
Xilinx, Inc.	8,000	316,880

		7,342,958

Software — 5.3%
Akamai Technologies, Inc.(a)*	5,400	229,770
American Software, Inc., Class A(a)	52,117	452,897
athenahealth, Inc.(a)*	7,503	635,654
Blackbaud, Inc.	18,520	603,197
CA, Inc.	15,300	438,039
Cerner Corp.(a)*	1,730	166,236
Citrix Systems, Inc.*	4,800	289,584
CommVault Systems, Inc.*	9,806	744,177
Concur Technologies, Inc.(a)*	7,235	588,784
Digi International, Inc.(a)*	31,230	292,625
Ebix, Inc.(a)	17,069	158,059
Electronic Arts, Inc.*	9,300	213,621
Fidelity National Information Services, Inc.	5,350	229,194
Greenway Medical Technologies(a)*	27,393	338,030
Imperva, Inc.*	16,116	725,865
Infoblox, Inc.*	30,020	878,385
InnerWorkings, Inc.(a)*	30,205	327,724
Interactive Intelligence Group, Inc.(a)*	12,917	666,517
InterXion Holding N.V.*	24,223	632,947
Intuit, Inc.(a)	4,320	263,650
Medidata Solutions, Inc.*	13,778	1,067,106
Pegasystems, Inc.(a)	8,844	292,913
QLIK Technologies, Inc.*	25,373	717,295
RADWARE Ltd.(a)*	37,487	516,946
SciQuest, Inc.(a)*	19,540	489,477
Synchronoss Technologies, Inc.*	32,361	998,984
Tangoe, Inc.(a)*	54,445	840,086
Ultimate Software Group, Inc.(a)*	11,720	1,374,639
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software (Continued)
Verint Systems, Inc.*	11,556	$409,891

		15,582,292

TOTAL TECHNOLOGY (cost $25,153,213)		29,876,386

UTILITIES — 3.1%
Electric — 2.8%
AES Corp.	48,125	577,019
American Electric Power Co., Inc.	9,100	407,498
Cleco Corp.(a)	9,375	435,281
CMS Energy Corp.(a)	16,025	435,399
Edison International	7,300	351,568
El Paso Electric Co.	16,650	587,912
Empire District Electric Co.(a)	25,449	567,767
Entergy Corp.	7,400	515,632
NRG Energy, Inc.	21,000	560,700
Portland General Electric Co.(a)	72,511	2,218,111
Public Service Enterprise Group, Inc.	23,900	780,574
UNS Energy Corp.	13,850	619,511

		8,056,972

Gas — 0.3%
Atmos Energy Corp.	13,399	550,163
NiSource, Inc.	10,900	312,176

		862,339

TOTAL UTILITIES (cost $7,846,226)		8,919,311

TOTAL COMMON STOCK (cost $224,813,970)		271,482,127

	Units	Value
INVESTMENT FUNDS — 37.0%
Cash Collateral Pool — 32.9%
ABA Members Collateral Fund	96,331,805	$96,030,768

Collective Investment Funds — 4.1%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	265,180	11,898,649

TOTAL INVESTMENT FUNDS (cost $107,914,393)		107,929,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
SHORT-TERM INVESTMENTS — 1.9%
Affiliated Funds — 1.9%
Northern Trust Global Investments — Collective Short-Term Investment Fund(d)	5,663,263	$5,663,263

TOTAL SHORT-TERM INVESTMENTS (cost $5,663,263)		5,663,263

TOTAL INVESTMENTS — 131.9% (cost $338,391,626)		385,074,807
Liabilities Less Other Assets — (31.9)%		(93,219,801)

NET ASSETS — 100.0%		$291,855,006

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Assets and Liabilities

	June 30, 2013		December 31,
	Unaudited		2012
Assets
Investments, at value (cost $132,186,268 and $128,076,598, respectively)	$138,565,672	(a)	$139,835,607	(b)
Investments in collective investment funds, at value (cost $16,008,480 and $9,487,418, respectively)	15,814,576		9,785,012
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $5,276,518 and $3,020,869, respectively)	5,276,518		3,020,869
Foreign currency, at value (cost $631,286 and $819,192, respectively)	623,921		818,703
Cash	—		1,025
Receivable for investments sold	231,278		634,602
Receivable for fund units sold	136,242		5,684
Interest and dividends receivable	353,100		141,384
Unrealized appreciation of forward currency exchange contracts	8,141		—
Tax reclaims receivable	710,403		506,689
Other assets	5,148		4,524

Total assets	161,724,999		154,754,099

Liabilities
Payable for cash collateral received on securities loaned	8,891,387		3,985,095
Payable for investments purchased	420,197		231,522
Payable for fund units redeemed	—		147,704
Unrealized depreciation of forward currency exchange contracts	90,841		480
Investment advisory fee payable	62,636		61,238
ING — program fee payable	65,494		61,217
Trustee, management and administration fees payable	11,141		10,931
ABA Retirement Funds — program fee payable	8,787		8,741
Payable for legal and audit services	19,841		18,254
Payable for compliance consultant fees	12,947		11,580
Payable for reports to unitholders	3,733		2,317
Payable for registration fees	17,336		15,588
Other accruals	1,861		5,533

Total liabilities	9,606,201		4,560,200

Net Assets (equivalent to $29.04 and $28.75 per unit based on 5,239,148 and 5,224,960 units outstanding, respectively)	$152,118,798		$150,193,899

(a)	Includes securities on loan with a value of $8,576,924 (See Note 5).
(b)	Includes securities on loan with a value of $3,829,876.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Dividends (net of foreign tax expense of $117,473, $108,487, $152,963 and $149,982, respectively)	$1,823,398	$1,917,028	$2,625,977	$2,909,415
Interest — affiliated issuers	1,970	2,074	5,738	4,057
Securities lending income, net	20,916	15,133	28,550	25,370

Total investment income	1,846,284	1,934,235	2,660,265	2,938,842

Expenses
ING — program fee	200,255	187,063	397,471	375,214
Trustee, management and administration fees	34,438	32,072	68,069	65,047
Investment advisory fee	189,495	165,959	375,813	349,385
ABA Retirement Funds — program fee	27,279	26,169	54,538	53,076
Legal and audit fees	14,257	10,042	27,974	20,439
Compliance consultant fees	4,947	5,802	9,913	11,991
Reports to unitholders	706	696	1,416	1,439
Registration fees	5,805	6,778	11,386	14,006
Other fees	1,733	3,131	3,443	5,462

Total expenses	478,915	437,712	950,023	896,059

Less: Expense reimbursement	(5,924)	(4,999)	(10,207)	(10,948)

Net expenses	472,991	432,713	939,816	885,111

Net investment income (loss)	1,373,293	1,501,522	1,720,449	2,053,731

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,224,186	998,515	5,800,350	1,542,386
Foreign currency transactions	26,247	(48,645)	(8,873)	(41,804)

Net realized gain (loss)	2,250,433	949,870	5,791,477	1,500,582

Change in net unrealized appreciation (depreciation) on:
Investments	(7,379,848)	(12,149,246)	(5,871,103)	1,565,283
Foreign currency transactions	(150,088)	(20,638)	(116,389)	(14,599)

Change in net unrealized appreciation (depreciation)	(7,529,936)	(12,169,884)	(5,987,492)	1,550,684

Net realized and unrealized gain (loss)	(5,279,503)	(11,220,014)	(196,015)	3,051,266

Net increase (decrease) in net assets resulting from operations	$(3,906,210)	$(9,718,492)	$1,524,434	$5,104,997

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$1,720,449
Net realized gain (loss) from investments and foreign currency transactions	5,791,477
Change in net unrealized appreciation (depreciation)	(5,987,492)

Net increase (decrease) in net assets resulting from operations	1,524,434

From unitholder transactions
Proceeds from units issued	12,707,468
Cost of units redeemed	(12,307,003)

Net increase (decrease) in net assets from unitholder transactions	400,465

Net increase (decrease) in net assets	1,924,899
Net Assets
Beginning of period	150,193,899

End of period	$152,118,798

Number of units
Outstanding-beginning of period	5,224,960
Issued	426,585
Redeemed	(412,397)

Outstanding-end of period	5,239,148

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$0.35	$0.35	$0.51	$0.52
Expenses†,††	(0.09)	(0.08)	(0.18)	(0.16)

Net investment income (loss)	0.26	0.27	0.33	0.36
Net realized and unrealized gain (loss)	(1.00)	(2.01)	(0.04)	0.47

Net increase (decrease) in unit value	(0.74)	(1.74)	0.29	0.83
Net asset value at beginning of period	29.78	26.98	28.75	24.41

Net asset value at end of period	$29.04	$25.24	$29.04	$25.24

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.20%	1.24%	1.21%	1.23%
Ratio of net investment income (loss) to average net assets*	3.50%	4.32%	2.22%	2.85%
Portfolio turnover**,†††	10%	65%	26%	77%
Total return**	(2.48)%	(6.45)%	1.01%	3.40%
Net assets at end of period (in thousands)	$152,119	$138,228	$152,119	$138,228

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK — 90.8%
Australia — 2.7%
Arrium Ltd.	122,500	$86,352
Ausdrill Ltd.	42,800	33,540
Bank of Queensland Ltd.(a)	11,700	92,560
BHP Billiton Ltd.	13,260	382,090
Challenger Ltd.	46,300	168,697
Commonwealth Bank of Australia	1,209	75,993
CSL Ltd.	5,744	323,489
Downer EDI Ltd.	39,700	129,089
Iluka Resources Ltd.	11,968	108,053
Incitec Pivot Ltd.	162,131	422,065
Lend Lease Group	31,300	237,540
Macquarie Group Ltd.	8,200	310,993
Metcash Ltd.	51,500	165,200
National Australia Bank Ltd.	8,400	226,292
Oil Search Ltd.	70,725	496,620
Pacific Brands Ltd.	191,000	122,280
Seven Group Holdings Ltd.	21,400	135,050
Southern Cross Media Group Ltd.	101,400	131,574
St Barbara Ltd.*	59,600	24,477
Treasury Wine Estates Ltd.	36,575	194,160
Wesfarmers Ltd.	5,585	201,439

		4,067,553

Austria — 0.3%
Erste Group Bank A.G.	1,530	40,737
OMV A.G.	6,700	301,408
Voestalpine A.G.	3,900	137,291

		479,436

Belgium — 0.5%
AGFA-Gevaert N.V.*	23,000	40,643
Anheuser-Busch InBev N.V.	3,674	325,940
Delhaize Group S.A.	3,900	239,722
KBC Groep N.V.	3,300	122,058

		728,363

Brazil — 1.4%
Banco Bradesco S.A.	61,948	851,478
Tractebel Energia S.A.	28,300	439,970
WEG S.A.	61,700	779,493

		2,070,941

Canada — 2.0%
Agrium, Inc.(a)	3,385	294,360
Brookfield Asset Management, Inc., Class A(a)	12,288	442,614
Canadian Natural Resources Ltd.	14,750	415,839
Canadian Pacific Railway Ltd.	2,037	247,008

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Cenovus Energy, Inc.(a)	4,530	$129,219
Encana Corp.	14,620	247,304
Kinross Gold Corp.(a)	40,380	206,949
Lundin Mining Corp.*	46,370	176,362
Talisman Energy, Inc.	53,270	607,816
West Fraser Timber Co. Ltd.(a)	1,324	100,084
Yamana Gold, Inc.(a)	15,020	142,840

		3,010,395

Chile — 0.6%
Cencosud S.A.	173,625	864,622

China — 0.8%
China Telecom Corp. Ltd., Class H	2,694,000	1,277,839

Denmark — 1.6%
AP Moeller — Maersk A/S, Class B	30	214,595
Carlsberg A/S, Class B	10,341	922,999
Chr Hansen Holding A/S	6,222	212,848
Coloplast A/S, Class B	9,220	516,047
Novo Nordisk A/S, Class B	3,201	498,356
Pandora A/S	4,330	146,371

		2,511,216

Finland — 0.2%
Huhtamaki OYJ	10,600	196,331
Kone OYJ, Class B(a)	1,060	84,028

		280,359

France — 5.8%
Air Liquide S.A.	1,340	164,849
AXA S.A.	14,600	286,867
BNP Paribas S.A.	17,333	947,019
Bouygues S.A.	6,061	154,281
Carrefour S.A.	24,999	682,984
Ciments Francais S.A.	1,500	84,321
Credit Agricole S.A.(a)*	23,900	205,416
Danone S.A.	10,120	759,008
Dassault Systemes S.A.	4,545	555,986
Electricite de France S.A.	9,200	213,476
Essilor International S.A.	2,390	254,133
European Aeronautic Defence and Space Co. N.V.	4,312	229,291
Iliad S.A.(a)	345	74,435
L’Oreal S.A.	3,663	598,907
Publicis Groupe S.A.	7,458	528,850
Sanofi	7,441	766,848
Schneider Electric S.A.	2,230	160,773
SCOR S.E.	4,300	131,312
Societe Generale S.A.	3,035	103,344

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Societe Television Francaise 1	14,500	$172,796
Technip S.A.	4,991	504,437
Total S.A.	17,500	853,378
Vivendi S.A.	20,355	383,605

		8,816,316

Germany — 6.2%
Adidas A.G.	5,847	631,962
Allianz S.E. (Registered)	6,140	896,688
BASF S.E.	3,200	285,802
Bayer A.G. (Registered)	3,100	330,481
Bayerische Motoren Werke A.G.	5,459	476,926
Brenntag A.G.	2,571	390,419
Continental A.G.	1,203	160,292
Daimler A.G. (Registered)	15,132	914,608
Deutsche Bank A.G. (Registered)	4,700	196,617
Deutsche Boerse A.G.	14,314	942,310
E.ON S.E.	28,430	466,492
Fresenius S.E. & Co. KGaA	4,060	500,429
HeidelbergCement A.G.	790	53,116
Infineon Technologies A.G.	16,944	141,763
Lanxess A.G.	3,000	180,326
Merck KGaA	700	106,463
Metro A.G.(a)	5,700	180,206
Muenchener Rueckversicherungs A.G. (Registered)	1,956	359,172
Rheinmetall A.G.	3,200	149,101
RWE A.G.	4,200	134,014
SAP A.G.	5,013	367,081
Siemens A.G. (Registered)	6,570	663,850
Sky Deutschland A.G.*	25,769	179,382
Symrise A.G.	9,700	391,646
Volkswagen A.G.	1,800	350,721

		9,449,867

Hong Kong — 2.4%
AIA Group Ltd.	386,400	1,623,872
BOC Hong Kong Holdings Ltd.	24,500	74,825
Cheung Kong Holdings Ltd.	19,982	270,052
CITIC Pacific Ltd.	79,000	84,182
First Pacific Co. Ltd.	88,000	93,913
Hong Kong & China Gas Co. Ltd.	233,233	568,375
Huabao International Holdings Ltd.(a)	299,000	131,545
Johnson Electric Holdings Ltd.	179,000	110,202
Kingboard Chemical Holdings Ltd.	54,600	112,272
Poly Property Group Co. Ltd.	178,000	95,163
Sands China Ltd.	34,000	158,807
Singamas Container Holdings Ltd.	568,000	116,246

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Hong Kong (Continued)
Yue Yuen Industrial Holdings Ltd.	56,500	$145,901

		3,585,355

India — 0.9%
Infosys Ltd. ADR(a)	31,647	1,303,540
Tata Motors Ltd. ADR	5,461	128,006

		1,431,546

Indonesia — 0.1%
Bank Rakyat Indonesia Persero Tbk PT	166,000	128,610

Ireland — 1.4%
Bank of Ireland*	314,712	63,779
Covidien PLC(a)	10,960	688,726
Experian PLC	31,987	554,800
James Hardie Industries PLC CDI	6,326	54,028
Kerry Group PLC, Class A	2,740	151,270
Ryanair Holdings PLC ADR	11,475	591,307

		2,103,910

Israel — 0.4%
Bank Hapoalim BM*	41,600	187,088
Check Point Software Technologies Ltd.(a)*	6,339	314,921
Israel Discount Bank Ltd., Class A*	82,100	137,757

		639,766

Italy — 0.9%
Enel S.p.A.(a)	71,600	224,450
Eni S.p.A.	25,241	518,567
Finmeccanica S.p.A.*	20,300	101,121
Luxottica Group S.p.A.	3,736	188,084
Prada S.p.A.	22,000	197,913
Telecom Italia S.p.A.	161,800	112,380

		1,342,515

Japan — 15.4%
Aisin Seiki Co. Ltd.	4,400	168,387
Amada Co. Ltd.	47,663	314,820
Aozora Bank Ltd.	64,000	200,058
Astellas Pharma, Inc.	8,100	441,103
Bank of Yokohama Ltd.	159,014	820,975
Daikin Industries Ltd.	4,800	194,103
Daito Trust Construction Co. Ltd.	1,600	150,849
FANUC Corp.	1,000	145,007
Fuji Heavy Industries Ltd.	25,000	616,445
Fuji Seal International, Inc.	8,900	251,721
Geo Holdings Corp.	200	179,281
Heiwa Corp.	7,200	126,252
Inpex Corp.	77	321,904

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Isuzu Motors Ltd.	15,000	$102,712
Japan Exchange Group, Inc.(a)	3,994	403,573
Japan Tobacco, Inc.	8,500	300,419
J-Oil Mills, Inc.	51,000	157,659
Kaken Pharmaceutical Co. Ltd.	9,000	133,725
KDDI Corp.	11,600	603,563
Keihin Corp.	6,000	91,606
Keiyo Bank Ltd.	31,000	156,296
Keyence Corp.	300	95,746
Kissei Pharmaceutical Co. Ltd.	6,500	131,348
Kubota Corp.	16,000	232,284
Kyowa Hakko Kirin Co. Ltd.	19,144	216,595
Lawson, Inc.	3,000	228,989
Makita Corp.	7,500	405,375
Marubeni Corp.	44,000	294,172
Matsumotokiyoshi Holdings Co. Ltd.	8,900	257,196
Miraca Holdings, Inc.	2,400	110,573
Mitsubishi Corp.	40,542	694,577
Mitsubishi Estate Co. Ltd.	6,000	159,797
Mitsubishi Heavy Industries Ltd.	27,000	150,019
Mitsui & Co. Ltd.	11,800	148,260
Mizuho Financial Group, Inc.	98,200	204,390
Morinaga Milk Industry Co. Ltd.	52,000	151,952
MS&AD Insurance Group Holdings	23,308	592,780
Murata Manufacturing Co. Ltd.	3,000	228,398
Nichii Gakkan Co.	17,400	151,035
Nintendo Co. Ltd.	3,181	375,290
Nippon Electric Glass Co. Ltd.	14,000	68,186
Nippon Flour Mills Co. Ltd.	49,000	247,554
Nippon Telegraph & Telephone Corp.	9,000	469,725
Nippon Television Holdings, Inc.	10,800	197,549
Nishi-Nippon City Bank Ltd.	46,000	120,139
NKSJ Holdings, Inc.	22,736	542,231
North Pacific Bank Ltd.	38,400	141,334
NS Solutions Corp.	6,800	127,054
NTT DOCOMO, Inc.	260	404,000
ORIX Corp.	68,400	934,704
Otsuka Holdings Co. Ltd.	13,200	435,895
Rakuten, Inc.	20,100	237,753
Sankyu, Inc.	46,000	173,476
Secom Co. Ltd.	7,500	408,392
Shin-Etsu Chemical Co. Ltd.	8,500	564,000
Shionogi & Co. Ltd.	6,000	125,241
SMC Corp.	2,919	587,876
Sugi Holdings Co. Ltd.	7,309	277,843

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sumitomo Corp.	18,700	$233,257
Sumitomo Metal Mining Co. Ltd.	12,000	133,837
Sumitomo Mitsui Financial Group, Inc.	12,600	578,134
Sumitomo Mitsui Trust Holdings, Inc.	163,064	761,349
Suzuki Motor Corp.	33,766	778,721
Sysmex Corp.	2,400	157,066
THK Co. Ltd.	22,917	481,847
Toagosei Co. Ltd.	53,000	213,236
Toho Holdings Co. Ltd.	9,000	148,376
Toshiba Corp.	29,000	139,497
Toyota Motor Corp.	11,300	682,309
Unicharm Corp.	25,000	1,414,207
West Japan Railway Co.	3,600	152,393
Yahoo Japan Corp.	1,270	627,563
Yokohama Rubber Co. Ltd.	16,000	160,860

		23,434,838

Kenya — 0.1%
Safaricom Ltd.	1,188,000	90,697

Malaysia — 1.6%
Axiata Group Bhd.	843,100	1,753,659
CIMB Group Holdings Bhd.	138,900	359,780
Public Bank Bhd. (Registered)	73,800	397,607

		2,511,046

Mexico — 1.1%
Fomento Economico Mexicano S.A.B. de C.V. ADR	1,419	146,427
Grupo Televisa S.A.B. ADR(a)	37,340	927,525
Kimberly-Clark de Mexico S.A.B. de C.V., Series A	179,644	589,226

		1,663,178

Netherlands — 2.0%
Akzo Nobel N.V.	2,709	152,168
ASML Holding N.V.	3,677	288,475
Heineken N.V.(a)	8,629	548,567
ING Groep N.V. CVA*	29,600	270,476
Koninklijke Ahold N.V.	24,600	365,463
Koninklijke DSM N.V.	1,780	115,808
Royal Dutch Shell PLC, Class B	25,700	849,919
Unilever N.V. CVA	9,844	386,149
Ziggo N.V.	2,750	109,783

		3,086,808

Norway — 1.0%
DNB ASA	24,294	350,969
Norsk Hydro ASA(a)	69,330	276,131
Statoil ASA	14,972	308,655
Telenor ASA	5,800	114,976

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Norway (Continued)
TGS Nopec Geophysical Co. ASA	6,943	$201,331
Yara International ASA(a)	6,900	275,133

		1,527,195

Poland — 1.2%
Bank Pekao S.A.	28,142	1,265,825
Telekomunikacja Polska S.A.	213,647	491,589

		1,757,414

Portugal — 0.1%
Jeronimo Martins SGPS S.A.	8,578	180,558

Qatar — 0.1%
Industries Qatar QSC	3,831	166,789

Singapore — 0.8%
Biosensors International Group Ltd.(a)*	355,754	300,358
DBS Group Holdings Ltd.	20,000	243,462
Golden Agri-Resources Ltd.	1,243,799	546,395
United Overseas Bank Ltd.	10,000	155,988

		1,246,203

South Africa — 3.7%
AngloGold Ashanti Ltd.	25,940	368,888
Aspen Pharmacare Holdings Ltd.*	41,534	952,273
Bidvest Group Ltd.	5,599	138,315
Discovery Ltd.	18,643	158,079
Impala Platinum Holdings Ltd.	21,677	203,524
Shoprite Holdings Ltd.	34,583	647,676
Standard Bank Group Ltd.	125,488	1,410,613
Tiger Brands Ltd.	57,696	1,720,853

		5,600,221

South Korea — 2.1%
LG Electronics, Inc.	5,275	335,424
NHN Corp.	1,190	303,229
Samsung Electronics Co. Ltd.	568	666,650
Samsung Fire & Marine Insurance Co. Ltd.	6,944	1,412,467
Shinhan Financial Group Co. Ltd.	16,110	528,807

		3,246,577

Spain — 1.0%
Banco Bilbao Vizcaya Argentaria S.A.	16,400	136,566
Banco Santander S.A.	30,500	193,093
Distribuidora Internacional de Alimentacion S.A.	15,402	115,958
Gas Natural SDG S.A.(a)	13,100	263,032
Inditex S.A.	4,089	504,388
Repsol S.A.	8,500	179,190
Telefonica S.A.*	5,600	72,056

		1,464,283

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Sweden — 1.7%
Atlas Copco AB, Class A	18,406	$442,042
Boliden AB	13,400	165,914
Nordea Bank AB	19,300	214,688
Oriflame Cosmetics S.A. SDR	5,200	164,323
Saab AB, Class B	9,100	173,527
SKF AB, Class B(a)	3,517	81,964
Svenska Cellulosa AB, Class B	11,429	286,148
Telefonaktiebolaget LM Ericsson, Class B	78,946	895,037
Volvo AB, Class B	15,654	208,640

		2,632,283

Switzerland — 9.3%
Adecco S.A. (Registered)*	2,070	117,503
Baloise Holding A.G. (Registered)	3,300	319,570
BKW A.G.	400	12,117
Cie Financiere Richemont S.A., Class A (Bearer)	7,454	653,877
Coca-Cola HBC A.G. ADR	34,344	802,963
Coca-Cola HBC A.G. CDI*	12,443	291,258
Credit Suisse Group A.G. (Registered)*	14,443	382,923
Foster Wheeler A.G.(a)*	15,122	328,299
Geberit A.G. (Registered)	1,384	342,649
Georg Fischer A.G. (Registered)*	500	219,388
Glencore Xstrata PLC	137,670	572,702
Holcim Ltd. (Registered)*	5,043	351,913
Lonza Group A.G. (Registered)*	2,700	202,391
Nestle S.A. (Registered)	18,712	1,223,885
Noble Corp.	18,280	686,962
Novartis A.G. (Registered)	23,217	1,645,375
OC Oerlikon Corp. A.G. (Registered)*	9,100	107,365
Partners Group Holding A.G.	1,530	414,123
Petroplus Holdings A.G.(b)*	12,100	—
Roche Holding A.G. (Genusschein)	9,851	2,440,924
Swiss Life Holding A.G. (Registered)*	1,400	226,516
Swiss Re A.G.*	5,100	377,790
Syngenta A.G. (Registered)	1,609	627,491
UBS A.G. (Registered)*	42,864	728,187
Valora Holding A.G. (Registered)	1,000	184,034
Wolseley PLC	14,053	650,409
Zurich Insurance Group A.G.*	800	207,327

		14,117,941

Taiwan — 1.9%
Delta Electronics, Inc.	135,000	610,841
Taiwan Semiconductor Manufacturing Co. Ltd.	470,000	1,700,929
Uni-President Enterprises Corp.	309,478	601,437

		2,913,207

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Thailand — 0.7%
Kasikornbank PCL (Registered)	116,900	$732,034
Siam Commercial Bank PCL (Registered)	59,700	315,680

		1,047,714

Turkey — 0.5%
Anadolu Efes Biracilik Ve Malt Sanayii A/S	46,119	669,406
Turkiye Halk Bankasi A/S	13,695	115,761

		785,167

United Kingdom — 16.1%
Alent PLC	17,600	87,358
Anglo American PLC	14,211	274,608
Aon PLC(a)	5,047	324,774
ARM Holdings PLC	22,752	275,295
Ashtead Group PLC	22,902	224,508
Associated British Foods PLC	6,788	179,691
AstraZeneca PLC	11,500	543,996
Aviva PLC	27,600	141,757
Babcock International Group PLC	17,148	288,720
BAE Systems PLC	58,200	340,166
Barclays PLC	85,000	364,374
Berkeley Group Holdings PLC	10,177	328,820
BG Group PLC	18,468	315,193
BP PLC	69,100	479,359
BP PLC ADR	10,290	429,505
British American Tobacco PLC	7,130	366,150
BT Group PLC	116,660	545,927
Burberry Group PLC	7,393	152,514
Cable & Wireless Communications PLC	318,700	197,596
Capita PLC	11,346	167,169
Centrica PLC	28,000	153,668
Compass Group PLC	36,389	466,347
Debenhams PLC	134,100	195,254
Diageo PLC	34,763	997,116
Firstgroup PLC	42,200	61,666
GlaxoSmithKline PLC	42,667	1,067,393
Hiscox Ltd.	14,819	128,725
HSBC Holdings PLC	39,100	405,197
HSBC Holdings PLC (Hong Kong Exchange)	46,400	484,677
InterContinental Hotels Group PLC	12,908	355,235
John Wood Group PLC	20,043	247,627
Johnson Matthey PLC	12,726	509,649
Kazakhmys PLC(a)	16,500	65,167
Kingfisher PLC	29,719	155,577
Legal & General Group PLC	96,700	253,006
Lloyds Banking Group PLC*	216,029	208,265
Marks & Spencer Group PLC	54,000	352,873

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Meggitt PLC	45,314	$355,103
Old Mutual PLC	66,400	182,240
Rolls-Royce Holdings PLC*	22,368	387,020
SABMiller PLC	40,970	1,971,425
Schroders PLC	2,436	80,436
St James’s Place PLC	32,758	270,299
Standard Chartered PLC	37,166	802,407
Telecity Group PLC	18,721	289,342
Trinity Mirror PLC*	75,700	127,446
Tullow Oil PLC	55,865	853,365
Unilever PLC	78,738	3,197,659
Vesuvius PLC	17,600	98,707
Vodafone Group PLC	126,300	362,445
Vodafone Group PLC ADR(a)	25,240	725,398
Weir Group PLC	10,106	332,225
WH Smith PLC	20,000	217,756
Whitbread PLC	6,792	316,732
Willis Group Holdings PLC(a)	21,780	888,188
WM Morrison Supermarkets PLC	88,000	349,586
WPP PLC	17,940	306,497
WS Atkins PLC	16,000	244,798

		24,493,996

United States — 2.2%
Boart Longyear Ltd.(a)	28,700	17,561
Colgate-Palmolive Co.	17,738	1,016,210
Philip Morris International, Inc.	5,810	503,262
Schlumberger Ltd.	13,774	987,045
Western Digital Corp.	13,517	839,271

		3,363,349

TOTAL COMMON STOCK (cost $131,952,443)		138,118,073

PREFERRED STOCK — 0.3%
Germany — 0.3%
Henkel A.G. & Co. KGaA	4,770	447,599

TOTAL PREFERRED STOCK (cost $233,825)		447,599

Total (cost $132,186,268)		138,565,672

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 10.4%
Cash Collateral Pool — 5.8%
ABA Members Collateral Fund(c)	8,891,387	$8,863,599

Collective Investment Funds — 4.6%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	509,341	6,950,977

TOTAL INVESTMENT FUNDS (cost $16,008,480)		15,814,576

SHORT-TERM INVESTMENTS — 3.5%
Affiliated Funds — 3.5%
Northern Trust Global Investments — Collective Short-Term Investment Fund(d)	5,276,518	5,276,518

TOTAL SHORT-TERM INVESTMENTS (cost $5,276,518)		5,276,518

TOTAL INVESTMENTS — 105.0% (cost $153,471,266)		$159,656,766
Liabilities Less Other Assets — (5.0)%		(7,537,968)

NET ASSETS — 100.0%		$152,118,798

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Represents security purchased with cash collateral received for securities on loan.
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

CDI — Chess Depository Interests

CVA — Certificaten Van Aandelen

SDR — Swedish Depository Receipt

As of June 30, 2013, the International All Cap Equity Fund held the following forward foreign currency contracts:

Settlement Date	Counterparty	Currency Buy	Currency Buy Amount (Local Currency)	Currency Sell	Currency Sell Amount (Local Currency)	Unrealized Appreciation/ (Depreciation)
07/03/2013	Morgan Stanley & Co. New York	United States Dollar	31,115	South African Rand	315,285	$(766)
07/05/2013	Deutsche Bank London	United States Dollar	13,001	South African Rand	129,304	(70)
07/05/2013	UBS Securities New York	United States Dollar	23,808	South African Rand	236,282	(77)
08/12/2013	JP Morgan New York	Euro	521,000	United States Dollar	692,276	(13,990)
08/12/2013	Morgan Stanley & Co. New York	United States Dollar	676,203	Euro	521,000	(2,083)
08/13/2013	The Bank of New York Mellon	Japanese Yen	52,269,000	United States Dollar	541,601	(14,492)
08/13/2013	The Bank of New York Mellon	United States Dollar	233,395	Japanese Yen	23,697,000	(5,578)
08/13/2013	The Bank of New York Mellon	United States Dollar	280,413	Japanese Yen	28,572,000	(7,722)
08/14/2013	State Street Bank New York	British Pound	1,133,000	United States Dollar	1,768,761	(46,063)
08/14/2013	State Street Boston	United States Dollar	1,730,839	British Pound	1,133,000	8,141

						$(82,700)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $1,998,499 and $1,098,624)	2,106,152	1,205,382
Large Cap Equity Fund (cost $1,454,351 and $672,063)	1,551,531	700,733
Small Mid Cap Equity Fund (cost $200,783 and $94,442)	217,202	99,055
Receivable for fund units sold	27,578	9,634

Total assets	3,902,463	2,014,804

Liabilities
Due to custodian	—	8

Total liabilities	—	8

Net Assets (equivalent to $18.31 and $17.15 per unit based on 213,174 and 117,463 units outstanding, respectively)	$3,902,463	$2,014,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 17, 2012(a) to June 30, 2012
Investment income
Interest — affiliated issuers	$—	$7	$34	$7

Total investment income	—	7	34	7

Expenses
Other fees	—	—	27	—

Net investment income (loss)	—	7	7	7

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	15,426	(3,235)	29,961	(2,692)
Large Cap Equity Fund	8,090	903	10,945	1,251
Small-Mid Cap Equity Fund	1,162	(205)	1,494	(159)

Net realized gain (loss)	24,678	(2,537)	42,400	(1,600)

Change in net unrealized appreciation (depreciation) on:
Investments	(27,916)	(32,396)	81,211	(13,925)

Change in net unrealized appreciation (depreciation)	(27,916)	(32,396)	81,211	(13,925)

Net realized and unrealized gain (loss)	(3,238)	(34,933)	123,611	(15,525)

Net increase (decrease) in net assets resulting from operations	$(3,238)	$(34,926)	$123,618	$(15,518)

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2013
From operations
Net investment income (loss)	$7
Net realized gain (loss)	42,400
Change in net unrealized appreciation (depreciation)	81,211

Net increase (decrease) in net assets resulting from operations	123,618

From unitholder transactions
Proceeds from units issued	2,086,461
Cost of units redeemed	(322,412)

Net increase (decrease) in net assets from unitholder transactions	1,764,049

Net increase (decrease) in net assets	1,887,667
Net Assets
Beginning of period	2,014,796

End of period	$3,902,463

Number of units
Outstanding-beginning of period	117,463
Issued	113,340
Redeemed	(17,629)

Outstanding-end of period	213,174

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 17, 2012(a) to June 30, 2012
Investment income	$—	$—	$—	$—
Expenses	—	—	—	—

Net investment income (loss)	$—	$— (b)	$— (b)	$— (b)
Net realized and unrealized gain (loss)	0.16	(0.94)	1.16	0.46

Net increase (decrease) in unit value	0.16	(0.94)	1.16	0.46
Net asset value at beginning of period	18.15	16.40	17.15	15.00

Net asset value at end of period	$18.31	$15.46	$18.31	$15.46

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(c)*	0.00%	0.00%	0.00%	0.00%
Portfolio turnover(d)**	5%	14%	13%	22%
Total return**	0.88%	(5.73)%	6.76%	3.07%
Net assets at end of period (in thousands)	$3,902	$1,108	$3,902	$1,108

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(d)	With respect to the portion of the Fund’s assets invested in International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, portfolio turnover reflects purchases and sales of the International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, rather than portfolio turnover of the under-lying portfolio of International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.142% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 99.3%
Collective Investment Funds — 99.3%
International All Cap Equity Fund	70,433	$2,106,152
Large Cap Equity Fund	85,665	1,551,531
Small-Mid Cap Equity Fund	10,625	217,202

TOTAL INVESTMENT FUNDS (cost $3,653,633)		3,874,885

TOTAL INVESTMENTS — 99.3% (cost $3,653,633)		3,874,885
Other Assets Less Liabilities — 0.7%		27,578

NET ASSETS — 100.0%		$3,902,463

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $90,470,421 and $92,196,892, respectively)	$94,658,936	$100,415,445
Receivable for fund units sold	18,372	161,936
Other assets	3,827	2,799

Total assets	94,681,135	100,580,180

Liabilities
Payable for investments purchased	18,372	161,936
Investment advisory fee payable	9,824	9,837
ING — program fee payable	40,157	44,956
Trustee, management and administration fees payable	6,854	7,925
ABA Retirement Funds — program fee payable	5,353	6,430
Payable for legal and audit services	12,567	10,155
Payable for compliance consultant fees	8,096	6,864
Payable for reports to unitholders	2,036	1,137
Payable for registration fees	11,730	10,778
Other accruals	1,259	3,398

Total liabilities	116,248	263,416

Net Assets (equivalent to $13.24 and $13.62 per unit based on 7,144,025 and 7,363,146 units outstanding, respectively)	$94,564,887	$100,316,764

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	125,057	116,270	252,225	224,968
Trustee, management and administration fees	21,509	19,846	43,195	38,999
Investment advisory fee	9,980	9,473	19,848	17,645
ABA Retirement Funds — program fee	17,032	16,188	34,609	31,733
Legal and audit fees	8,731	6,355	17,591	12,364
Compliance consultant fees	3,091	3,702	6,298	7,279
Reports to unitholders	441	444	900	873
Registration fees	3,637	4,325	7,241	8,502
Other fees	942	889	1,920	1,752

Total expenses	190,420	177,492	383,827	344,115

Less: Expense reimbursement	(3,852)	(2,913)	(6,656)	(6,351)

Net expenses	186,568	174,579	377,171	337,764

Net investment income (loss)	(186,568)	(174,579)	(377,171)	(337,764)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	938,215	445,194	1,592,466	932,672

Net realized gain (loss)	938,215	445,194	1,592,466	932,672

Change in net unrealized appreciation (depreciation) on:
Investments	(3,228,893)	1,381,068	(4,030,038)	1,130,035

Change in net unrealized appreciation (depreciation)	(3,228,893)	1,381,068	(4,030,038)	1,130,035

Net realized and unrealized gain (loss)	(2,290,678)	1,826,262	(2,437,572)	2,062,707

Net increase (decrease) in net assets resulting from operations	$(2,477,246)	$1,651,683	$(2,814,743)	$1,724,943

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(377,171)
Net realized gain (loss)	1,592,466
Change in net unrealized appreciation (depreciation)	(4,030,038)

Net increase (decrease) in net assets resulting from operations	(2,814,743)

From unitholder transactions
Proceeds from units issued	15,508,974
Cost of units redeemed	(18,446,108)

Net increase (decrease) in net assets from unitholder transactions	(2,937,134)

Net increase (decrease) in net assets	(5,751,877)
Net Assets
Beginning of period	100,316,764

End of period	$94,564,887

Number of units
Outstanding-beginning of period	7,363,146
Issued	1,145,288
Redeemed	(1,364,409)

Outstanding-end of period	7,144,025

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.05)	(0.05)

Net investment income (loss)	(0.03)	(0.03)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	(0.31)	0.28	(0.33)	0.31

Net increase (decrease) in unit value	(0.34)	0.25	(0.38)	0.26
Net asset value at beginning of period	13.58	13.19	13.62	13.18

Net asset value at end of period	$13.24	$13.44	$13.24	$13.44

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.78%	0.77%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.78)%	(0.77)%	(0.77)%
Portfolio turnover**,†††	3%	3%	7%	8%
Total return**	(2.50)%	1.90%	(2.79)%	1.97%
Net assets at end of period (in thousands)	$94,565	$92,179	$94,565	$92,179

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,731,047	$94,658,936

TOTAL INVESTMENT FUNDS (cost $90,470,421)		94,658,936

TOTAL INVESTMENTS — 100.1% (cost $90,470,421)		94,658,936
Liabilities Less Other Assets — (0.1)%		(94,049)

NET ASSETS — 100.0%		$94,564,887

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $105,855,778 and $88,745,584, respectively)	$134,740,334	$104,486,674
Receivable for fund units sold	203,838	399,790
Other assets	3,767	2,933

Total assets	134,947,939	104,889,397

Liabilities
Payable for investments purchased	203,838	399,790
Investment advisory fee payable	6,501	5,094
ING — program fee payable	59,893	47,540
Trustee, management and administration fees payable	10,188	8,891
ABA Retirement Funds — program fee payable	8,044	6,795
Payable for legal and audit services	15,594	12,362
Payable for compliance consultant fees	9,492	6,755
Payable for reports to unitholders	2,334	1,230
Payable for registration fees	13,170	10,690
Other Accruals	1,629	3,299

Total liabilities	330,683	502,446

Net Assets (equivalent to $23.70 and $20.89 per unit based on 5,680,826 and 4,996,791 units outstanding, respectively)	$134,617,256	$104,386,951

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Interest	$—	$—	$—	$8

Total investment income	—	—	—	8

Expenses
ING — program fee	166,052	111,589	311,517	209,806
Trustee, management and administration fees	28,542	19,012	53,348	35,815
Investment advisory fee	6,681	4,655	12,347	8,877
ABA Retirement Funds — program fee	22,636	15,510	42,742	29,556
Legal and audit fees	11,694	6,015	21,776	11,471
Compliance consultant fees	4,072	3,503	7,722	6,751
Reports to unitholders	581	420	1,103	810
Registration fees	4,746	4,091	8,848	7,885
Other fees	1,240	841	2,354	1,620

Total expenses	246,244	165,636	461,757	312,591

Less: Expense reimbursement	(4,174)	(2,826)	(7,111)	(5,919)

Net expenses	242,070	162,810	454,646	306,672

Net investment income (loss)	(242,070)	(162,810)	(454,646)	(306,664)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,189,249	459,114	1,821,940	945,378

Net realized gain (loss)	1,189,249	459,114	1,821,940	945,378

Change in net unrealized appreciation (depreciation) on:
Investments	2,439,017	(2,768,128)	13,143,466	5,894,635

Change in net unrealized appreciation (depreciation)	2,439,017	(2,768,128)	13,143,466	5,894,635

Net realized and unrealized gain (loss)	3,628,266	(2,309,014)	14,965,406	6,840,013

Net increase (decrease) in net assets resulting from operations	$3,386,196	$(2,471,824)	$14,510,760	$6,533,349

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(454,646)
Net realized gain (loss)	1,821,940
Change in net unrealized appreciation (depreciation)	13,143,466

Net increase (decrease) in net assets resulting from operations	14,510,760

From unitholder transactions
Proceeds from units issued	31,990,567
Cost of units redeemed	(16,271,022)

Net increase (decrease) in net assets from unitholder transactions	15,719,545

Net increase (decrease) in net assets	30,230,305
Net Assets
Beginning of period	104,386,951

End of period	$134,617,256

Number of units
Outstanding-beginning of period	4,996,791
Issued	1,389,188
Redeemed	(705,153)

Outstanding-end of period	5,680,826

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.09)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.09)	(0.07)
Net realized and unrealized gain (loss)	0.67	(0.56)	2.90	1.72

Net increase (decrease) in unit value	0.63	(0.60)	2.81	1.65
Net asset value at beginning of period	23.07	20.39	20.89	18.14

Net asset value at end of period	$23.70	$19.79	$23.70	$19.79

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.74%	0.77%	0.75%	0.75%
Ratio of net investment income (loss) to average net assets*	(0.74)%	(0.77)%	(0.75)%	(0.75)%
Portfolio turnover**,†††	2%	2%	4%	4%
Total return**	2.73%	(2.94)%	13.45%	9.10%
Net assets at end of period (in thousands)	$134,617	$88,633	$134,617	$88,633

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	4,716,477	$134,740,334

TOTAL INVESTMENT FUNDS (cost $105,855,778)		134,740,334

TOTAL INVESTMENTS — 100.1% (cost $105,855,778)		134,740,334
Liabilities Less Other Assets — (0.1)%		(123,078)

NET ASSETS — 100.0%		$134,617,256

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $214,245,609 and $216,818,070, respectively)	$317,685,784	$285,693,611
Receivable for fund units sold	183,631	140,978
Other assets	11,258	9,177

Total assets	317,880,673	285,843,766

Liabilities
Payable for investments purchased	183,631	140,978
Investment advisory fee payable	31,941	28,206
ING — program fee payable	137,956	118,738
Trustee, management and administration fees payable	23,473	21,657
ABA Retirement Funds — program fee payable	18,510	16,973
Payable for legal and audit services	39,660	33,196
Payable for compliance consultant fees	25,567	22,147
Payable for reports to unitholders	7,199	4,375
Payable for registration fees	35,185	31,705
Other accruals	3,870	10,735

Total liabilities	506,992	428,710

Net Assets (equivalent to $46.83 and $41.20 per unit based on 6,777,846 and 6,927,066 units outstanding, respectively)	$317,373,681	$285,415,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	407,595	374,240	794,391	733,397
Trustee, management and administration fees	70,083	64,273	136,043	126,840
Investment advisory fee	32,658	29,345	63,073	61,846
ABA Retirement Funds — program fee	55,537	52,437	108,999	103,800
Legal and audit fees	28,584	20,137	55,440	40,036
Compliance consultant fees	10,042	11,710	19,766	23,555
Reports to unitholders	1,435	1,405	2,824	2,827
Registration fees	11,750	13,678	22,678	27,513
Other fees	3,061	2,810	6,023	5,653

Total expenses	620,745	570,035	1,209,237	1,125,467

Less: Expense reimbursement	(11,837)	(9,812)	(20,412)	(21,171)

Net expenses	608,908	560,223	1,188,825	1,104,296

Net investment income (loss)	(608,908)	(560,223)	(1,188,825)	(1,104,296)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,737,047	2,010,517	5,508,340	3,733,364

Net realized gain (loss)	3,737,047	2,010,517	5,508,340	3,733,364

Change in net unrealized appreciation (depreciation) on:
Investments	4,715,109	(11,474,608)	34,564,634	21,164,040

Change in net unrealized appreciation (depreciation)	4,715,109	(11,474,608)	34,564,634	21,164,040

Net realized and unrealized gain (loss)	8,452,156	(9,464,091)	40,072,974	24,897,404

Net increase (decrease) in net assets resulting from operations	$7,843,248	$(10,024,314)	$38,884,149	$23,793,108

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(1,188,825)
Net realized gain (loss)	5,508,340
Change in net unrealized appreciation (depreciation)	34,564,634

Net increase (decrease) in net assets resulting from operations	38,884,149

From unitholder transactions
Proceeds from units issued	20,049,174
Cost of units redeemed	(26,974,698)

Net increase (decrease) in net assets from unitholder transactions	(6,925,524)

Net increase (decrease) in net assets	31,958,625
Net Assets
Beginning of period	285,415,056

End of period	$317,373,681

Number of units
Outstanding-beginning of period	6,927,066
Issued	443,966
Redeemed	(593,186)

Outstanding-end of period	6,777,846

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.09)	(0.08)	(0.17)	(0.15)

Net investment income (loss)	(0.09)	(0.08)	(0.17)	(0.15)
Net realized and unrealized gain (loss)	1.23	(1.27)	5.80	3.31

Net increase (decrease) in unit value	1.14	(1.35)	5.63	3.16
Net asset value at beginning of period	45.69	40.18	41.20	35.67

Net asset value at end of period	$46.83	$38.83	$46.83	$38.83

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.80%	0.77%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.80)%	(0.77)%	(0.78)%
Portfolio turnover**,†††	1%	1%	2%	2%
Total return**	2.50%	(3.36)%	13.67%	8.86%
Net assets at end of period (in thousands)	$317,374	$283,838	$317,374	$283,838

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	14,448,801	$317,685,784

TOTAL INVESTMENT FUNDS (cost $214,245,609)		317,685,784

TOTAL INVESTMENTS — 100.1% (cost $214,245,609)		317,685,784
Liabilities Less Other Assets — (0.1)%		(312,103)

NET ASSETS — 100.0%		$317,373,681

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $81,336,464 and $65,155,641, respectively)	$102,886,707	$76,157,109
Receivable for fund units sold	81,615	255,197
Other assets	2,842	2,269

Total assets	102,971,164	76,414,575

Liabilities
Payable for investments purchased	81,615	255,197
Investment advisory fee payable	9,830	7,503
ING — program fee payable	44,509	33,171
Trustee, management and administration fees payable	7,565	6,275
ABA Retirement Funds — program fee payable	5,996	4,714
Payable for legal and audit services	11,765	8,957
Payable for compliance consultant fees	7,217	5,315
Payable for reports to unitholders	1,811	979
Payable for registration fees	10,044	8,344
Other accruals	1,212	2,697

Total liabilities	181,564	333,152

Net Assets (equivalent to $32.15 and $28.16 per unit based on 3,197,196 and 2,701,428 units outstanding, respectively)	$102,789,600	$76,081,423

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	125,591	91,352	234,686	174,798
Trustee, management and administration fees	21,586	15,755	40,191	30,024
Investment advisory fee	10,387	8,022	18,674	14,676
ABA Retirement Funds — program fee	17,121	12,854	32,201	24,787
Legal and audit fees	8,808	4,941	16,366	9,572
Compliance consultant fees	3,087	2,878	5,824	5,635
Reports to unitholders	441	345	832	676
Registration fees	3,593	3,362	6,668	6,582
Other fees	941	691	1,775	1,352

Total expenses	191,555	140,200	357,217	268,102

Less: Expense reimbursement	(3,125)	(2,354)	(5,319)	(4,984)

Total expenses	188,430	137,846	351,898	263,118

Net investment income (loss)	(188,430)	(137,846)	(351,898)	(263,118)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	661,655	672,644	1,029,450	1,011,626

Net realized gain (loss)	661,655	672,644	1,029,450	1,011,626

Change in net unrealized appreciation (depreciation) on:
Investments	327,363	(4,242,031)	10,548,775	3,588,413

Change in net unrealized appreciation (depreciation)	327,363	(4,242,031)	10,548,775	3,588,413

Net realized and unrealized gain (loss)	989,018	(3,569,387)	11,578,225	4,600,039

Net increase (decrease) in net assets resulting from operations	$800,588	$(3,707,233)	$11,226,327	$4,336,921

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(351,898)
Net realized gain (loss)	1,029,450
Change in net unrealized appreciation (depreciation)	10,548,775

Net increase (decrease) in net assets resulting from operations	11,226,327

From unitholder transactions
Proceeds from units issued	27,644,870
Cost of units redeemed	(12,163,020)

Net increase (decrease) in net assets from unitholder transactions	15,481,850

Net increase (decrease) in net assets	26,708,177
Net Assets
Beginning of period	76,081,423

End of period	$102,789,600

Number of units
Outstanding-beginning of period	2,701,428
Issued	883,927
Redeemed	(388,159)

Outstanding-end of period	3,197,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.05)	(0.12)	(0.10)

Net investment income (loss)	(0.06)	(0.05)	(0.12)	(0.10)
Net realized and unrealized gain (loss)	0.32	(1.34)	4.11	1.91

Net increase (decrease) in unit value	0.26	(1.39)	3.99	1.81
Net asset value at beginning of period	31.89	27.27	28.16	24.07

Net asset value at end of period	$32.15	$25.88	$32.15	$25.88

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.79%	0.77%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.79)%	(0.77)%	(0.77)%
Portfolio turnover**,†††	2%	3%	3%	5%
Total return**	0.82%	(5.10)%	14.17%	7.52%
Net assets at end of period (in thousands)	$102,790	$70,523	$102,790	$70,523

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	2,292,995	$102,886,707

TOTAL INVESTMENT FUNDS (cost $81,336,464)		102,886,707

TOTAL INVESTMENTS — 100.1% (cost $81,336,464)		102,886,707
Liabilities Less Other Assets — (0.1)%		(97,107)

NET ASSETS — 100.0%		$102,789,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $10,970 and $0, respectively)	$10,970	$—
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $46,874,741 and $37,426,620, respectively)	56,891,716	42,030,745
Receivable for investments sold	—	167,075
Receivable for fund units sold	23,431	143,028
Other assets	1,522	1,258

Total assets	56,927,639	42,342,106

Liabilities
Due to custodian	—	167,075
Payable for investments purchased	23,431	143,028
Investment advisory fee payable	5,377	4,120
ING — program fee payable	24,535	18,775
Trustee, management and administration fees payable	4,171	3,490
ABA Retirement Funds — program fee payable	3,306	2,655
Payable for legal and audit services	6,449	5,074
Payable for compliance consultant fees	3,955	2,921
Payable for reports to unitholders	998	543
Payable for registration fees	5,425	4,453
Other accruals	654	1,463

Total liabilities	78,301	353,597

Net Assets (equivalent to $32.90 and $28.51 per unit based on 1,727,926 and 1,472,977 units outstanding, respectively)	$56,849,338	$41,988,509

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Interest	$—	$—	$120	$—

Total investment income	—	—	120	—

Expenses
ING — program fee	68,699	48,413	128,520	93,483
Trustee, management and administration fees	11,809	8,275	22,010	16,015
Investment advisory fee	5,547	3,837	10,229	7,492
ABA Retirement Funds — program fee	9,365	6,752	17,634	13,197
Legal and audit fees	4,839	2,617	8,987	5,119
Compliance consultant fees	1,688	1,515	3,190	3,004
Reports to unitholders	241	182	456	361
Registration fees	1,966	1,770	3,654	3,510
Other fees	514	364	972	721

Total expenses	104,668	73,725	195,652	142,902

Less: Expense reimbursement	(1,707)	(1,265)	(2,906)	(2,687)

Net expenses	102,961	72,460	192,746	140,215

Net investment income (loss)	(102,961)	(72,460)	(192,626)	(140,215)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	966,095	619,679	1,638,864	792,712

Net realized gain (loss)	966,095	619,679	1,638,864	792,712

Change in net unrealized appreciation (depreciation) on:
Investments	738,845	(1,944,264)	5,412,850	1,925,775

Change in net unrealized appreciation (depreciation)	738,845	(1,944,264)	5,412,850	1,925,775

Net realized and unrealized gain (loss)	1,704,940	(1,324,585)	7,051,714	2,718,487

Net increase (decrease) in net assets resulting from operations	$1,601,979	$(1,397,045)	$6,859,088	$2,578,272

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(192,626)
Net realized gain (loss)	1,638,864
Change in net unrealized appreciation (depreciation)	5,412,850

Net increase (decrease) in net assets resulting from operations	6,859,088

From unitholder transactions
Proceeds from units issued	16,812,992
Cost of units redeemed	(8,811,251)

Net increase (decrease) in net assets from unitholder transactions	8,001,741

Net increase (decrease) in net assets	14,860,830
Net Assets
Beginning of period	41,988,509

End of period	$56,849,338

Number of units
Outstanding-beginning of period	1,472,977
Issued	533,558
Redeemed	(278,609)

Outstanding-end of period	1,727,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.05)	(0.12)	(0.10)

Net investment income (loss)	(0.06)	(0.05)	(0.12)	(0.10)
Net realized and unrealized gain (loss)	0.99	(0.96)	4.51	2.11

Net increase (decrease) in unit value	0.93	(1.01)	4.39	2.01
Net asset value at beginning of period	31.97	27.72	28.51	24.70

Net asset value at end of period	$32.90	$26.71	$32.90	$26.71

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.79%	0.77%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.79)%	(0.77)%	(0.77)%
Portfolio turnover**,†††	5%	8%	9%	10%
Total return**	2.91%	(3.64)%	15.40%	8.14%
Net assets at end of period (in thousands)	$56,849	$37,877	$56,849	$37,877

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,869,777	$56,891,716

TOTAL INVESTMENT FUNDS (cost $46,874,741)		56,891,716

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	10,970	10,970

TOTAL SHORT-TERM INVESTMENTS (cost $10,970)		10,970

TOTAL INVESTMENTS — 100.1% (cost $46,885,711)		56,902,686
Liabilities Less Other Assets — (0.1)%		(53,348)

NET ASSETS — 100.0%		$56,849,338

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Assets and Liabilities

	June 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $4 and $0, respectively)	$4	$—
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $69,858,331 and $61,467,517, respectively)	75,062,296	67,809,542
Receivable for fund units sold	187,306	207,278
Other assets	2,217	1,837

Total assets	75,251,823	68,018,657

Liabilities
Payable for investments purchased	187,306	207,278
Investment advisory fee payable	22,925	19,331
ING — program fee payable	32,609	29,454
Trustee, management and administration fees payable	5,545	5,387
ABA Retirement Funds — program fee payable	4,374	4,198
Payable for legal and audit services	9,432	8,453
Payable for compliance consultant fees	5,856	4,432
Payable for reports to unitholders	1,491	821
Payable for registration fees	7,990	6,604
Other accruals	916	2,106

Total liabilities	278,444	288,064

Net Assets (equivalent to $28.70 and $29.01 per unit based on 2,611,981 and 2,334,675 units outstanding, respectively)	$74,973,379	$67,730,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	97,554	69,689	188,521	136,614
Trustee, management and administration fees	16,772	11,861	32,285	23,481
Investment advisory fee	23,617	15,718	45,030	31,998
ABA Retirement Funds — program fee	13,294	9,678	25,867	19,249
Legal and audit fees	7,003	3,730	13,320	7,427
Compliance consultant fees	2,407	2,164	4,694	4,365
Reports to unitholders	344	260	671	524
Registration fees	2,815	2,528	5,386	5,098
Other fees	733	520	1,430	1,049

Total expenses	164,539	116,148	317,204	229,805

Less: Expense reimbursement	(2,589)	(1,817)	(4,418)	(3,925)

Net expenses	161,950	114,331	312,786	225,880

Net investment income (loss)	(161,950)	(114,331)	(312,786)	(225,880)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	390,605	17,923	455,765	101,009

Net realized gain (loss)	390,605	17,923	455,765	101,009

Change in net unrealized appreciation (depreciation) on:
Investments	(2,689,476)	(3,883,382)	(1,138,060)	1,500,295

Change in net unrealized appreciation (depreciation)	(2,689,476)	(3,883,382)	(1,138,060)	1,500,295

Net realized and unrealized gain (loss)	(2,298,871)	(3,865,459)	(682,295)	1,601,304

Net increase (decrease) in net assets resulting from operations	$(2,460,821)	$(3,979,790)	$(995,081)	$1,375,424

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(312,786)
Net realized gain (loss)	455,765
Change in net unrealized appreciation (depreciation)	(1,138,060)

Net increase (decrease) in net assets resulting from operations	(995,081)

From unitholder transactions
Proceeds from units issued	15,713,488
Cost of units redeemed	(7,475,621)

Net increase (decrease) in net assets from unitholder transactions	8,237,867

Net increase (decrease) in net assets	7,242,786
Net Assets
Beginning of period	67,730,593

End of period	$74,973,379

Number of units
Outstanding-beginning of period	2,334,675
Issued	528,948
Redeemed	(251,642)

Outstanding-end of period	2,611,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.06)	(0.13)	(0.11)

Net investment income (loss)	(0.06)	(0.06)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	(0.88)	(1.93)	(0.18)	0.84

Net increase (decrease) in unit value	(0.94)	(1.99)	(0.31)	0.73
Net asset value at beginning of period	29.64	27.52	29.01	24.80

Net asset value at end of period	$28.70	$25.53	$28.70	$25.53

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.88%	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.88)%	(0.85)%	(0.86)%
Portfolio turnover**,†††	3%	1%	3%	3%
Total return**	(3.17)%	(7.23)%	(1.07)%	2.94%
Net assets at end of period (in thousands)	$74,973	$55,884	$74,973	$53,884

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.040% for the period June 30, 2013 and 0.050% for the period June 30, 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	5,500,278	$75,062,296

TOTAL INVESTMENT FUNDS (cost $69,858,331)		75,062,296

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	4	4

TOTAL SHORT-TERM INVESTMENTS (cost $4)		4

TOTAL INVESTMENTS — 100.1% (cost $69,858,335)		75,062,300
Liabilities Less Other Assets — (0.1)%		(88,921)

NET ASSETS — 100.0%		$74,973,379

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $15,402,880 and $14,285,644, respectively)	$15,265,974	$15,695,223
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $8,695,371 and $8,249,192, respectively)	7,478,703	7,639,436
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $6,685,838 and $7,212,379, respectively)	7,667,357	8,216,749
Receivable for fund units sold	343,023	94,335
Other assets	1,118	825

Total assets	30,756,175	31,646,568

Liabilities
Payable for investments purchased	343,023	94,335
Investment advisory fee payable	6,178	6,080
ING — program fee payable	12,646	14,834
Trustee, management and administration fees payable	2,152	2,638
ABA Retirement Funds — program fee payable	1,671	2,119
Payable for legal and audit services	4,033	3,485
Payable for compliance consultant fees	2,562	2,065
Payable for reports to unitholders	653	364
Payable for registration fees	3,699	3,309
Other accruals	395	1,011

Total liabilities	377,012	130,240

Net Assets (equivalent to $17.62 and $18.63 per unit based on 1,723,702 and 1,691,743 units outstanding, respectively)	$30,379,163	$31,516,328

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	40,380	33,885	80,862	63,778
Trustee, management and administration fees	6,945	5,799	13,848	11,024
Investment advisory fee	6,201	5,012	12,248	9,802
ABA Retirement Funds — program fee	5,500	4,730	11,095	9,005
Legal and audit fees	2,863	1,844	5,684	3,502
Compliance consultant fees	1,000	1,082	2,021	2,069
Reports to unitholders	143	129	289	248
Registration fees	1,174	1,263	2,322	2,416
Other fees	304	258	616	495

Total expenses	64,510	54,002	128,985	102,339

Less: Expense reimbursement	(1,203)	(839)	(2,071)	(1,784)

Net expenses	63,307	53,163	126,914	100,555

Net investment income (loss)	(63,307)	(53,163)	(126,914)	(100,555)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	246,569	243,573	608,646	395,615

Net realized gain (loss)	246,569	243,573	608,646	395,615

Change in net unrealized appreciation (depreciation) on:
Investments	(2,223,459)	132,633	(2,176,248)	724,017

Change in net unrealized appreciation (depreciation)	(2,223,459)	132,633	(2,176,248)	724,017

Net realized and unrealized gain (loss)	(1,976,890)	376,206	(1,567,602)	1,119,632

Net increase (decrease) in net assets resulting from operations	$(2,040,197)	$323,043	$(1,694,516)	$1,019,077

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(126,914)
Net realized gain (loss)	608,646
Change in net unrealized appreciation (depreciation)	(2,176,248)

Net increase (decrease) in net assets resulting from operations	(1,694,516)

From unitholder transactions
Proceeds from units issued	7,483,148
Cost of units redeemed	(6,925,797)

Net increase (decrease) in net assets from unitholder transactions	557,351

Net increase (decrease) in net assets	(1,137,165)
Net Assets
Beginning of period	31,516,328

End of period	$30,379,163

Number of units
Outstanding-beginning of period	1,691,743
Issued	403,552
Redeemed	(371,593)

Outstanding-end of period	1,723,702

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.07)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	(1.17)	0.25	(0.94)	0.82

Net increase (decrease) in unit value	(1.21)	0.21	(1.01)	0.75
Net asset value at beginning of period	18.83	18.01	18.63	17.47

Net asset value at end of period	$17.62	$18.22	$17.62	$18.22

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.80%	0.81%	0.81%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.81)%	(0.81)%	(0.80)%
Portfolio turnover**,†††	9%	6%	18%	10%
Total return**	(6.43)%	1.17%	(5.42)%	4.29%
Net assets at end of period (in thousands)	$30,379	$27,154	$30,379	$27,154

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.018% and 0.020% for the periods June 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	986,376	$7,478,703
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	655,896	15,265,974
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	211,152	7,667,357

TOTAL INVESTMENT FUNDS (cost $30,784,089)		30,412,034

TOTAL INVESTMENTS — 100.1% (cost $30,784,089)		30,412,034
Liabilities Less Other Assets — (0.1)%		(32,871)

NET ASSETS — 100.0%		$30,379,163

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $11 and $0, respectively)	$11	$—
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $1,194,635 and $682,898, respectively)	1,175,842	706,152
Investment companies, at value:
AQR Risk Parity Fund, Class I (cost $823,669 and $457,469, respectively)	774,761	466,963
Receivable for investments sold	22,772	—
Receivable for fund units sold	—	1,000
Interest and dividends receivable	1,300	1,548
Other assets	290	251

Total assets	1,974,976	1,175,914

Liabilities
Payable for investments purchased	27,733	2,548
ING — program fee payable	947	556
Trustee, management and administration fees payable	155	161
ABA Retirement Funds — program fee payable	128	79
Payable for legal and audit services	195	142
Payable for compliance consultant fees	110	57
Payable for reports to unitholders	23	9
Payable for registration fees	156	119
Other accruals	22	26

Total liabilities	29,469	3,697

Net Assets (equivalent to $10.34 and $10.76 per unit based on 188,158 and 108,941 units outstanding, respectively)	$1,945,507	$1,172,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 17, 2012(a) to June 30, 2012
Investment income
Dividends	$1,827	$1,828	$2,927	$3,303

Total investment income	1,827	1,828	2,927	3,303

Expenses
ING — program fee	2,248	970	3,870	1,497
Trustee, management and administration fees	386	152	663	231
ABA Retirement Funds — program fee	307	124	531	200
Legal and audit fees	155	49	268	77
Compliance consultant fees	54	30	95	46
Reports to unitholders	8	4	14	6
Registration fees	62	35	108	54
Other fees	18	8	30	11

Total expenses	3,238	1,372	5,579	2,122

Less: Expense reimbursement	(196)	(72)	(351)	(89)

Net expenses	3,042	1,300	5,228	2,033

Net investment income (loss)	(1,215)	528	(2,301)	1,270

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,260	624	11,533	900

Net realized gain (loss)	5,260	624	11,533	900

Change in net unrealized appreciation (depreciation) on:
Investments	(125,671)	(1,986)	(100,449)	1,373

Change in net unrealized appreciation (depreciation)	(125,671)	(1,986)	(100,449)	1,373

Net realized and unrealized gain (loss)	(120,411)	(1,362)	(88,916)	2,273

Net increase (decrease) in net assets resulting from operations	$(121,626)	$(834)	$(91,217)	$3,543

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(2,301)
Net realized gain (loss)	11,533
Change in net unrealized appreciation (depreciation)	(100,449)

Net increase (decrease) in net assets resulting from operations	(91,217)

From unitholder transactions
Proceeds from units issued	1,102,540
Cost of units redeemed	(238,033)

Net increase (decrease) in net assets from unitholder transactions	864,507

Net increase (decrease) in net assets	773,290
Net Assets
Beginning of period	1,172,217

End of period	$1,945,507

Number of units
Outstanding-beginning of period	108,941
Issued	101,252
Redeemed	(22,035)

Outstanding-end of period	188,158

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 17, 2012(a) to June 30, 2012
Investment income†	$0.01	$0.03	$0.02	$0.05
Expenses†,††	(0.02)	(0.02)	(0.04)	(0.03)

Net investment income (loss)	(0.01)	0.01	(0.02)	0.02
Net realized and unrealized gain (loss)	(0.68)	(0.04)	(0.40)	0.08

Net increase (decrease) in unit value	(0.69)	(0.03)	(0.42)	0.10
Net asset value at beginning of period	11.03	10.13	10.76	10.00

Net asset value at end of period	$10.34	$10.10	$10.34	$10.10

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.69%	0.72%	0.69%	0.73%
Ratio of net investment income (loss) to average net assets*	(0.27)%	0.29%	(0.30)%	0.45%
Portfolio turnover**,†††	9%	10%	16%	13%
Total return**	(6.26)%	(0.30)%	(3.90)%	1.00%
Net assets at end of period (in thousands)	$1,946	$908	$1,946	$908

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.714% and 0.711% for the periods ended June 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.3%
Collective Investment Funds — 60.5%
Wellington CIF II Real Total Return Fund	117,918	$1,175,842
Investment Companies — 39.8%
AQR Risk Parity Fund, Class I	69,598	774,761

TOTAL INVESTMENT FUNDS (cost $2,018,304)		1,950,603

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	11	11

TOTAL SHORT-TERM INVESTMENTS (cost $11)		11

TOTAL INVESTMENTS — 100.3% (cost $2,018,315)		1,950,614
Liabilities Less Other Assets — (0.3)%		(5,107)

NET ASSETS — 100.0%		$1,945,507

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $43,113,699 and $41,351,592, respectively)	$48,265,123	$47,342,113
Receivable for fund units sold	18,684	50,743
Other assets	1,746	1,354

Total assets	48,285,553	47,394,210

Liabilities
Payable for investments purchased	18,684	50,743
Retirement Date Fund management fee payable	12,380	10,954
ING — program fee payable	20,680	20,977
Trustee, management and administration fees payable	4,598	4,618
ABA Retirement Funds — program fee payable	2,761	2,999
Payable for legal and audit services	6,242	5,375
Payable for compliance consultant fees	3,992	3,331
Payable for reports to unitholders	1,075	629
Payable for registration fees	5,589	4,978
Other accruals	618	1,588

Total liabilities	76,619	106,192

Net Assets (equivalent to $13.46 and $13.46 per unit based on 3,581,346 and 3,512,545 units outstanding, respectively)	$48,208,934	$47,288,018

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30,2013	For the period January 1, 2012 to June 30,2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	63,138	54,105	125,205	104,672
Trustee, management and administration fees	14,199	11,911	27,575	23,068
Retirement Date Fund management fee	12,652	11,527	25,467	21,477
ABA Retirement Funds — program fee	8,601	7,548	17,180	14,780
Legal and audit fees	4,452	2,933	8,772	5,729
Compliance consultant fees	1,556	1,715	3,120	3,379
Reports to unitholders	222	206	446	406
Registration fees	1,826	2,002	3,583	3,946
Other fees	473	412	950	811

Total expenses	107,119	92,359	212,298	178,268

Less: Expense reimbursement	(1,871)	(1,363)	(3,225)	(2,963)

Net expenses	105,248	90,996	209,073	175,305

Net investment income (loss)	(105,248)	(90,996)	(209,073)	(175,305)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	719,953	111,048	989,896	260,407

Net realized gain (loss)	719,953	111,048	989,896	260,407

Change in net unrealized appreciation (depreciation) on:
Investments	(1,806,699)	1,839	(839,097)	1,761,555

Change in net unrealized appreciation (depreciation)	(1,806,699)	1,839	(839,097)	1,761,555

Net realized and unrealized gain (loss)	(1,086,746)	112,887	150,799	2,021,962

Net increase (decrease) in net assets resulting from operations	$(1,191,994)	$21,891	$(58,274)	$1,846,657

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(209,073)
Net realized gain (loss)	989,896
Change in net unrealized appreciation (depreciation)	(839,097)

Net increase (decrease) in net assets resulting from operations	(58,274)

From unitholder transactions
Proceeds from units issued	6,556,835
Cost of units redeemed	(5,577,645)

Net increase (decrease) in net assets from unitholder transactions	979,190

Net increase (decrease) in net assets	920,916
Net Assets
Beginning of period	47,288,018

End of period	$48,208,934

Number of units
Outstanding-beginning of period	3,512,545
Issued	479,642
Redeemed	(410,841)

Outstanding-end of period	3,581,346

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.06)	(0.05)

Net investment income (loss)	(0.03)	(0.03)	(0.06)	(0.05)
Net realized and unrealized gain (loss)	(0.29)	0.03	0.06	0.63

Net increase (decrease) in unit value	(0.32)	—	—	0.58
Net asset value at beginning of period	13.78	12.95	13.46	12.37

Net asset value at end of period	$13.46	$12.95	$13.46	$12.95

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.88%	0.86%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.88)%	(0.86)%	(0.86)%
Portfolio turnover**,†††	7%	2%	10%	5%
Total return**	(2.32)%	0.00%	0.00%	4.69%
Net assets at end of period (in thousands)	$48,209	$43,895	$48,209	$43,895

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,432,065	$48,265,123

TOTAL INVESTMENT FUNDS (cost $43,113,699)		48,265,123

TOTAL INVESTMENTS — 100.1% (cost $43,113,699)		48,265,123
Liabilities Less Other Assets — (0.1)%		(56,189)

NET ASSETS — 100.0%		$48,208,934

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $62,664,810 and $71,469,367, respectively)	$70,819,666	$83,002,687
Receivable for investments sold	980,582	—
Receivable for fund units sold	—	323,662
Other assets	2,936	2,327

Total assets	71,803,184	83,328,676

Liabilities
Payable for investments purchased	—	323,662
Payable for fund units redeemed	980,582	—
Retirement Date Fund management fee payable	19,608	18,607
ING — program fee payable	29,693	37,400
Trustee, management and administration fees payable	6,645	8,067
ABA Retirement Funds — program fee payable	3,947	5,357
Payable for legal and audit services	10,347	9,180
Payable for compliance consultant fees	6,742	5,844
Payable for reports to unitholders	1,866	1,122
Payable for registration fees	9,394	8,517
Other accruals	993	2,755

Total liabilities	1,069,817	420,511

Net Assets (equivalent to $16.66 and $16.64 per unit based on 4,245,059 and 4,981,994 units outstanding, respectively)	$70,733,367	$82,908,165

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	99,828	93,547	208,190	182,765
Trustee, management and administration fees	22,498	20,570	45,850	40,432
Retirement Date Fund management fee	19,774	21,924	42,601	36,913
ABA Retirement Funds — program fee	13,590	13,037	28,567	25,796
Legal and audit fees	7,100	5,106	14,647	10,029
Compliance consultant fees	2,479	2,965	5,211	5,895
Reports to unitholders	354	355	744	707
Registration fees	2,921	3,463	5,991	6,885
Other fees	755	712	1,588	1,415

Total expenses	169,299	161,679	353,389	310,837

Less: Expense reimbursement	(3,236)	(2,383)	(5,596)	(5,203)

Net expenses	166,063	159,296	347,793	305,634

Net investment income (loss)	(166,063)	(159,296)	(347,793)	(305,634)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,780,770	583,778	4,225,720	1,200,033

Net realized gain (loss)	2,780,770	583,778	4,225,720	1,200,033

Change in net unrealized appreciation (depreciation) on:
Investments	(4,348,262)	(6,985)	(3,378,464)	2,960,450

Change in net unrealized appreciation (depreciation)	(4,348,262)	(6,985)	(3,378,464)	2,960,450

Net realized and unrealized gain (loss)	(1,567,492)	576,793	847,256	4,160,483

Net increase (decrease) in net assets resulting from operations	$(1,733,555)	$417,497	$499,463	$3,854,849

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(347,793)
Net realized gain (loss)	4,225,720
Change in net unrealized appreciation (depreciation)	(3,378,464)

Net increase (decrease) in net assets resulting from operations	499,463

From unitholder transactions
Proceeds from units issued	9,337,405
Cost of units redeemed	(22,011,666)

Net increase (decrease) in net assets from unitholder transactions	(12,674,261)

Net increase (decrease) in net assets	(12,174,798)
Net Assets
Beginning of period	82,908,165

End of period	$70,733,367

Number of units
Outstanding-beginning of period	4,981,994
Issued	552,633
Redeemed	(1,289,568)

Outstanding-end of period	4,245,059

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.03)	(0.07)	(0.07)

Net investment income (loss)	(0.04)	(0.03)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	(0.39)	0.12	0.09	0.92

Net increase (decrease) in unit value	(0.43)	0.09	0.02	0.85
Net asset value at beginning of period	17.09	15.86	16.64	15.10

Net asset value at end of period	$16.66	$15.95	$16.66	$15.95

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.89%	0.86%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.89)%	(0.86)%	(0.86)%
Portfolio turnover**,†††	3%	5%	8%	10%
Total return**	(2.52)%	0.57%	0.12%	5.63%
Net assets at end of period (in thousands)	$70,733	$73,083	$70,733	$73,083

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	4,631,764	$70,819,666

TOTAL INVESTMENT FUNDS (cost $62,664,810)		70,819,666

TOTAL INVESTMENTS — 100.1% (cost $62,664,810)		70,819,666
Liabilities Less Other Assets — (0.1)%		(86,299)

NET ASSETS — 100.0%		$70,733,367

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $196,827,952 and $169,441,183, respectively)	$239,371,797	$207,118,303
Receivable for investments sold	5,849	1,085,387
Other assets	7,874	6,021

Total assets	239,385,520	208,209,711

Liabilities
Payable for fund units redeemed	5,849	1,085,387
Retirement Date Fund management fee payable	59,506	50,954
ING — program fee payable	104,689	91,581
Trustee, management and administration fees payable	23,208	19,947
ABA Retirement Funds — program fee payable	14,046	13,104
Payable for legal and audit services	29,114	22,387
Payable for compliance consultant fees	18,231	14,313
Payable for reports to unitholders	4,733	2,664
Payable for registration fees	25,580	22,093
Other accruals	2,914	6,989

Total liabilities	287,870	1,329,419

Net Assets (equivalent to $20.18 and $19.57 per unit based on 11,850,056 and 10,573,990 units outstanding, respectively)	$239,097,650	$206,880,292

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	303,690	240,684	581,966	461,290
Trustee, management and administration fees	68,200	52,937	128,170	101,848
Retirement Date Fund management fee	61,062	46,332	114,973	90,824
ABA Retirement Funds — program fee	41,388	33,550	79,851	65,099
Legal and audit fees	21,207	13,074	40,556	25,289
Compliance consultant fees	7,475	7,605	14,481	14,875
Reports to unitholders	1,068	913	2,069	1,785
Registration fees	8,740	8,882	16,613	17,373
Other fees	2,289	1,824	4,424	3,569

Total expenses	515,119	405,801	983,103	781,952

Less: Expense reimbursement	(8,284)	(6,098)	(14,210)	(13,054)

Net expenses	506,835	399,703	968,893	768,898

Net investment income (loss)	(506,835)	(399,703)	(968,893)	(768,898)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,191,006	620,158	2,237,806	1,041,654

Net realized gain (loss)	1,191,006	620,158	2,237,806	1,041,654

Change in net unrealized appreciation (depreciation) on:
Investments	(4,377,034)	(933,407)	4,866,725	10,972,715

Change in net unrealized appreciation (depreciation)	(4,377,034)	(933,407)	4,866,725	10,972,715

Net realized and unrealized gain (loss)	(3,186,028)	(313,249)	7,104,531	12,014,369

Net increase (decrease) in net assets resulting from operations	$(3,692,863)	$(712,952)	$6,135,638	$11,245,471

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(968,893)
Net realized gain (loss)	2,237,806
Change in net unrealized appreciation (depreciation)	4,866,725

Net increase (decrease) in net assets resulting from operations	6,135,638

From unitholder transactions
Proceeds from units issued	46,227,310
Cost of units redeemed	(20,145,590)

Net increase (decrease) in net assets from unitholder transactions	26,081,720

Net increase (decrease) in net assets	32,217,358
Net Assets
Beginning of period	206,880,292

End of period	$239,097,650

Number of units
Outstanding-beginning of period	10,573,990
Issued	2,266,005
Redeemed	(989,939)

Outstanding-end of period	11,850,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.09)	(0.08)

Net investment income (loss)	(0.04)	(0.04)	(0.09)	(0.08)
Net realized and unrealized gain (loss)	(0.26)	(0.04)	0.70	1.25

Net increase (decrease) in unit value	(0.30)	(0.08)	0.61	1.17
Net asset value at beginning of period	20.48	18.57	19.57	17.32

Net asset value at end of period	$20.18	$18.49	$20.18	$18.49

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.87%	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.87)%	(0.85)%	(0.86)%
Portfolio turnover**,†††	2%	2%	4%	3%
Total return**	(1.46)%	(0.43)%	3.12%	6.76%
Net assets at end of period (in thousands)	$239,098	$189,862	$239,098	$189,862

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	14,140,583	$239,371,797

TOTAL INVESTMENT FUNDS (cost $196,827,952)		239,371,797

TOTAL INVESTMENTS — 100.1% (cost $196,827,952)		239,371,797
Liabilities Less Other Assets — (0.1)%		(274,147)

NET ASSETS — 100.0%		$239,097,650

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $145,428,674 and $126,882,626, respectively)	$182,380,868	$156,333,944
Receivable for fund units sold	1,326,414	96,527
Other assets	5,366	4,348

Total assets	183,712,648	156,434,819

Liabilities
Payable for investments purchased	1,326,414	96,527
Retirement Date Fund management fee payable	45,185	37,748
ING — program fee payable	78,465	68,998
Trustee, management and administration fees payable	17,406	15,001
ABA Retirement Funds — program fee payable	10,515	9,857
Payable for legal and audit services	22,205	17,412
Payable for compliance consultant fees	13,822	10,581
Payable for reports to unitholders	3,565	1,986
Registration fees	19,056	15,993
Other accruals	2,237	5,127

Total liabilities	1,538,870	279,230

Net Assets (equivalent to $22.72 and $21.63 per unit based on 8,017,210 and 7,218,113 units outstanding, respectively)	$182,173,778	$156,155,589

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	230,645	173,176	444,167	333,672
Trustee, management and administration fees	51,805	38,128	97,821	73,740
Retirement Date Fund management fee	46,477	33,793	88,142	66,169
ABA Retirement Funds — program fee	31,431	24,165	60,944	47,117
Legal and audit fees	16,214	9,426	31,043	18,310
Compliance consultant fees	5,681	5,466	11,050	10,754
Reports to unitholders	812	656	1,579	1,291
Registration fees	6,639	6,385	12,673	12,561
Other fees	1,747	1,312	3,384	2,581

Total expenses	391,451	292,507	750,803	566,195

Less: Expense reimbursement	(6,125)	(4,398)	(10,461)	(9,463)

Net expenses	385,326	288,109	740,342	556,732

Net investment income (loss)	(385,326)	(288,109)	(740,342)	(556,732)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	741,378	374,188	1,113,359	979,322

Net realized gain (loss)	741,378	374,188	1,113,359	979,322

Change in net unrealized appreciation (depreciation) on:
Investments	(1,899,173)	(2,097,392)	7,500,876	8,081,358

Change in net unrealized appreciation (depreciation)	(1,899,173)	(2,097,392)	7,500,876	8,081,358

Net realized and unrealized gain (loss)	(1,157,795)	(1,723,204)	8,614,235	9,060,680

Net increase (decrease) in net assets resulting from operations	$(1,543,121)	$(2,011,313)	$7,873,893	$8,503,948

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(740,342)
Net realized gain (loss)	1,113,359
Change in net unrealized appreciation (depreciation)	7,500,876

Net increase (decrease) in net assets resulting from operations	7,873,893

From unitholder transactions
Proceeds from units issued	30,843,483
Cost of units redeemed	(12,699,187)

Net increase (decrease) in net assets from unitholder transactions	18,144,296

Net increase (decrease) in net assets	26,018,189
Net Assets
Beginning of period	156,155,589

End of period	$182,173,778

Number of units
Outstanding-beginning of period	7,218,113
Issued	1,356,670
Redeemed	(557,573)

Outstanding-end of period	8,017,210

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.10)	(0.09)

Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.09)
Net realized and unrealized gain (loss)	(0.13)	(0.28)	1.19	1.43

Net increase (decrease) in unit value	(0.18)	(0.32)	1.09	1.34
Net asset value at beginning of period	22.90	20.62	21.63	18.96

Net asset value at end of period	$22.72	$20.30	$22.72	$20.30

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.87%	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.87)%	(0.85)%	(0.86)%
Portfolio turnover**,†††	1%	1%	2%	4%
Total return**	(0.79)%	(1.55)%	5.04%	7.07%
Net assets at end of period (in thousands)	$182,174	$136,606	$182,174	$136,606

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	10,364,905	$182,380,868

TOTAL INVESTMENT FUNDS (cost $145,428,674)		182,380,868

TOTAL INVESTMENTS — 100.1% (cost $145,428,674)		182,380,868
Liabilities Less Other Assets — (0.1)%		(207,090)

NET ASSETS — 100.0%		$182,173,778

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $91,567,552 and $83,251,061, respectively)	$114,683,353	$100,964,320
Receivable for fund units sold	300,812	323,506
Other assets	3,544	2,832

Total assets	114,987,709	101,290,658

Liabilities
Payable for investments purchased	300,812	323,506
Retirement Date Fund management fee payable	28,817	23,771
ING — program fee payable	49,624	44,226
Trustee, management and administration fees payable	11,013	9,113
ABA Retirement Funds — program fee payable	6,670	6,352
Payable for legal and audit services	14,203	11,346
Payable for compliance consultant fees	8,848	6,777
Payable for reports to unitholders	2,271	1,261
Payable for registration fees	12,231	10,287
Other accruals	1,428	3,280

Total liabilities	435,917	439,919

Net Assets (equivalent to $24.97 and $23.53 per unit based on 4,588,094 and 4,285,556 units outstanding, respectively)	$114,551,792	$100,850,739

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	147,121	111,915	284,175	213,491
Trustee, management and administration fees	33,050	24,642	62,586	47,682
Retirement Date Fund management fee	29,587	23,324	56,851	42,761
ABA Retirement Funds — program fee	20,048	15,617	38,992	30,143
Legal and audit fees	10,372	6,051	19,890	11,680
Compliance consultant fees	3,627	3,513	7,073	6,864
Reports to unitholders	518	422	1,010	824
Registration fees	4,240	4,104	8,113	8,017
Other fees	1,105	844	2,156	1,648

Total expenses	249,668	190,432	480,846	363,110

Less: Expense reimbursement	(3,953)	(2,868)	(6,757)	(6,075)

Net expenses	245,715	187,564	474,089	357,035

Net investment income (loss)	(245,715)	(187,564)	(474,089)	(357,035)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	925,343	513,090	1,298,143	890,365

Net realized gain (loss)	925,343	513,090	1,298,143	890,365

Change in net unrealized appreciation (depreciation) on:
Investments	(1,324,049)	(2,875,086)	5,402,542	4,946,293

Change in net unrealized appreciation (depreciation)	(1,324,049)	(2,875,086)	5,402,542	4,946,293

Net realized and unrealized gain (loss)	(398,706)	(2,361,996)	6,700,685	5,836,658

Net increase (decrease) in net assets resulting from operations	$(644,421)	$(2,549,560)	$6,226,596	$5,479,623

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(474,089)
Net realized gain (loss)	1,298,143
Change in net unrealized appreciation (depreciation)	5,402,542

Net increase (decrease) in net assets resulting from operations	6,226,596

From unitholder transactions
Proceeds from units issued	18,574,040
Cost of units redeemed	(11,099,583)

Net increase (decrease) in net assets from unitholder transactions	7,474,457

Net increase (decrease) in net assets	13,701,053
Net Assets
Beginning of period	100,850,739

End of period	$114,551,792

Number of units
Outstanding-beginning of period	4,285,556
Issued	746,025
Redeemed	(443,487)

Outstanding-end of period	4,588,094

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.11)	(0.09)

Net investment income (loss)	(0.05)	(0.05)	(0.11)	(0.09)
Net realized and unrealized gain (loss)	(0.09)	(0.64)	1.55	1.52

Net increase (decrease) in unit value	(0.14)	(0.69)	1.44	1.43
Net asset value at beginning of period	25.11	22.56	23.53	20.44

Net asset value at end of period	$24.97	$21.87	$24.97	$21.87

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.89%	0.86%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.89)%	(0.86)%	(0.85)%
Portfolio turnover**,†††	3%	3%	4%	5%
Total return**	(0.56)%	(3.06)%	6.12%	7.00%
Net assets at end of period (in thousands)	$114,552	$87,456	$114,552	$87,456

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	6,510,920	$114,683,353

TOTAL INVESTMENT FUNDS (cost $91,567,552)		114,683,353

TOTAL INVESTMENTS — 100.1% (cost $91,567,552)		114,683,353
Liabilities Less Other Assets — (0.1)%		(131,561)

NET ASSETS — 100.0%		$114,551,792

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $4,216,521 and $1,435,506, respectively)	$4,342,365	$1,504,032
Receivable for fund units sold	—	10,423
Other assets	11	20

Total assets	4,342,376	1,514,475

Liabilities
Payable for investments purchased	—	10,423
Retirement Date Fund management fee payable	917	281
ING — program fee payable	2,162	867
Trustee, management and administration fees payable	472	191
ABA Retirement Funds — program fee payable	293	123
Payable for legal and audit services	369	115
Payable for compliance consultant fees	189	44
Payable for reports to unitholders	32	6
Payable for registration fees	222	78
Other accruals	45	21

Total liabilities	4,701	12,149

Net Assets (equivalent to $23.79 and $22.42 per unit based on 182,361 and 67,015 units outstanding, respectively)	$4,337,675	$1,502,326

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 17, 2012(a) to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	4,702	342	7,236	426
Trustee, management and administration Fees	1,048	68	1,594	86
Retirement Date Fund management fee	971	74	1,495	91
ABA Retirement Funds — program fee	643	43	993	56
Legal and audit fees	320	18	495	23
Compliance consultant fees	113	11	177	14
Reports to unitholders	16	2	25	2
Registration fees	131	13	202	16
Other fees	35	2	55	2

Total expenses	7,979	573	12,272	716

Less: Expense reimbursement	(64)	(6)	(87)	(9)

Net expenses	7,915	567	12,185	707

Net investment income (loss)	(7,915)	(567)	(12,185)	(707)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	23,050	108	28,815	3,341

Net realized gain (loss)	23,050	108	28,815	3,341

Change in net unrealized appreciation (depreciation) on:
Investments	(62,675)	(434)	57,318	1,704

Change in net unrealized appreciation (depreciation)	(62,675)	(434)	57,318	1,704

Net realized and unrealized gain (loss)	(39,625)	(326)	86,133	5,045

Net increase (decrease) in net assets resulting from operations	$(47,540)	$(893)	$73,948	$4,338

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six month period ended June 30, 2013
From operations
Net investment income (loss)	$(12,185)
Net realized gain (loss)	28,815
Change in net unrealized appreciation (depreciation)	57,318

Net increase (decrease) in net assets resulting from operations	73,948

From unitholder transactions
Proceeds from units issued	3,154,946
Cost of units redeemed	(393,545)

Net increase (decrease) in net assets from unitholder transactions	2,761,401

Net increase (decrease) in net assets	2,835,349
Net Assets
Beginning of period	1,502,326

End of period	$4,337,675

Number of units
Outstanding-beginning of period	67,015
Issued	131,850
Redeemed	(16,504)

Outstanding-end of period	182,361

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 17, 2012(a) to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.10)	(0.08)

Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.08)
Net realized and unrealized gain (loss)	(0.08)	(0.61)	1.47	0.91

Net increase (decrease) in unit value	(0.13)	(0.65)	1.37	0.83
Net asset value at beginning of period	23.92	21.48	22.42	20.00

Net asset value at end of period	$23.79	$20.83	$23.79	$20.83

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.84%	0.86%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.84)%	(0.86)%	(0.84)%
Portfolio turnover**,†††	3%	3%	6%	46%
Total return**	(0.54)%	(3.03)%	6.11%	4.15%
Net assets at end of period (in thousands)	$4,338	$411	$4,338	$411

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods June 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2050 Non-Lending Series Fund, Class A	293,462	$4,342,365

TOTAL INVESTMENT FUNDS (cost $4,216,521)		4,342,365

TOTAL INVESTMENTS — 100.1% (cost $4,216,521)		4,342,365
Liabilities Less Other Assets — (0.1)%		(4,690)

NET ASSETS — 100.0%		$4,337,675

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $1,990,301 and $1,835,866, respectively)	$1,990,301	$1,835,866
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $21,762,276 and $19,824,692, respectively)	21,962,993	20,907,771
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $3,993,875 and $4,208,581, respectively)	4,811,950	4,672,857
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $3,123,238 and $3,047,224, respectively)	3,298,767	3,305,080
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $4,760,559 and $4,058,425, respectively)	4,648,834	4,397,101
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,731,994 and $1,698,175, respectively)	1,945,664	1,919,186
Receivable for investments sold	370,648	—
Receivable for fund units sold	—	7,877
Interest and dividends receivable	80	376
Other assets	1,324	1,003

Total assets	39,030,561	37,047,117

Liabilities
Payable for investments purchased	210,698	7,484
Payable for fund units redeemed	232,906	—
Investment advisory fee payable	4,062	3,830
ING — program fee payable	16,911	16,580
Trustee, management and administration fees payable	2,875	2,988
ABA Retirement Funds — program fee payable	2,265	2,348
Payable for legal and audit services	4,903	3,812
Payable for compliance consultant fees	3,049	2,306
Payable for reports to unitholders	762	412
Payable for registration fees	4,345	3,724
Other accruals	502	1,107

Total liabilities	483,278	44,591

Net Assets (equivalent to $17.44 and $17.57 per unit based on 2,210,787 and 2,105,846 units outstanding, respectively)	$38,547,283	$37,002,526

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Interest — affiliated issuers	$323	$281	$602	$431

Total investment income	323	281	602	431

Expenses
ING — program fee	50,416	38,374	98,120	71,837
Trustee, management and administration fees	8,669	6,566	16,804	12,407
Investment advisory fee	4,702	3,448	9,182	6,351
ABA Retirement Funds — program fee	6,870	5,356	13,463	10,141
Legal and audit fees	3,531	2,097	6,853	3,952
Compliance consultant fees	1,242	1,226	2,445	2,331
Reports to unitholders	177	147	349	280
Registration fees	1,456	1,431	2,808	2,722
Other fees	378	295	745	560

Total expenses	77,441	58,940	150,769	110,581

Less: Expense reimbursement	(1,402)	(953)	(2,406)	(2,009)

Net expenses	76,039	57,987	148,363	108,572

Net investment income (loss)	(75,716)	(57,706)	(147,761)	(108,141)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	475,708	140,241	857,443	260,950

Net realized gain (loss)	475,708	140,241	857,443	260,950

Change in net unrealized appreciation (depreciation) on:
Investments	(1,360,625)	104,245	(1,068,632)	820,252

Change in net unrealized appreciation (depreciation)	(1,360,625)	104,245	(1,068,632)	820,252

Net realized and unrealized gain (loss)	(884,917)	244,486	(211,189)	1,081,202

Net increase (decrease) in net assets resulting from operations	$(960,633)	$186,780	$(358,950)	$973,061

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(147,761)
Net realized gain (loss)	857,443
Change in net unrealized appreciation (depreciation)	(1,068,632)

Net increase (decrease) in net assets resulting from operations	(358,950)

From unitholder transactions
Proceeds from units issued	10,909,051
Cost of units redeemed	(9,005,344)

Net increase (decrease) in net assets from unitholder transactions	1,903,707

Net increase (decrease) in net assets	1,544,757
Net Assets
Beginning of period	37,002,526

End of period	$38,547,283

Number of units
Outstanding-beginning of period	2,105,846
Issued	612,262
Redeemed	(507,321)

Outstanding-end of period	2,210,787

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.07)	(0.06)

Net investment income (loss)	(0.03)	(0.03)	(0.07)	(0.06)
Net realized and unrealized gain (loss)	(0.38)	0.13	(0.06)	0.67

Net increase (decrease) in unit value	(0.41)	0.10	(0.13)	0.61
Net asset value at beginning of period	17.85	16.95	17.57	16.44

Net asset value at end of period	$17.44	$17.05	$17.44	$17.05

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.78%	0.78%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.78)%	(0.77)%	(0.77)%
Portfolio turnover**,†††	9%	5%	18%	19%
Total return**	(2.30)%	0.59%	(0.74)%	3.71%
Net assets at end of period (in thousands)	$38,547	$30,534	$38,547	$30,534

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.022% and 0.020% for the periods ended June 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 95.1%
Collective Investment Funds — 95.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	241,721	$3,298,767
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	218,854	4,811,950
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,793,776	21,962,993
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	199,735	4,648,834
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	53,582	1,945,664

TOTAL INVESTMENT FUNDS (cost $35,371,942)		36,668,208

SHORT-TERM INVESTMENTS — 5.2%
Affiliated Funds — 5.2%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,990,301	1,990,301

TOTAL SHORT-TERM INVESTMENTS (cost $1,990,301)		1,990,301

TOTAL INVESTMENTS — 100.3% (cost $37,362,243)		38,658,509
Liabilities Less Other Assets — (0.3)%		(111,226)

NET ASSETS — 100.0%		$38,547,283

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $1,779,331 and $1,455,598, respectively)	$1,779,331	$1,455,598
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $25,635,639 and $20,427,314, respectively)	26,120,665	21,742,856
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $17,533,634 and $15,823,995, respectively)	21,158,964	17,965,945
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $13,904,992 and $11,999,506, respectively)	14,538,034	12,734,249
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $5,179,173 and $3,860,612, respectively)	5,118,689	4,232,817
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $3,272,561 and $2,779,594, respectively)	3,726,535	3,213,566
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,804,048 and $1,384,722, respectively)	1,526,785	1,254,056
Receivable for investments sold	522,059	707,541
Receivable for fund units sold	45,291	—
Interest and dividends receivable	77	151
Other assets	2,167	1,690

Total assets	74,538,597	63,308,469

Liabilities
Payable for investments purchased	628,454	—
Payable for fund units redeemed	—	724,123
Investment advisory fee payable	10,093	8,293
ING — program fee payable	32,062	28,829
Trustee, management and administration fees payable	5,466	5,192
ABA Retirement Funds — program fee payable	4,307	4,107
Payable for legal and audit services	8,966	6,872
Payable for compliance consultant fees	5,558	4,189
Payable for reports to unitholders	1,392	755
Payable for registration fees	7,781	6,551
Other accruals	895	2,051

Total liabilities	704,974	790,962

Net Assets (equivalent to $20.82 and $20.40 per unit based on 3,546,665 and 3,064,646 units outstanding, respectively)	$73,833,623	$62,517,507

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Interest — affiliated issuers	$288	$338	$672	$455

Total investment income	288	338	672	455

Expenses
ING — program fee	93,662	69,276	179,266	131,778
Trustee, management and administration fees	16,102	11,830	30,700	22,740
Investment advisory fee	11,183	8,031	21,183	15,691
ABA Retirement Funds — program fee	12,765	9,650	24,597	18,589
Legal and audit fees	6,559	3,773	12,516	7,236
Compliance consultant fees	2,304	2,199	4,461	4,260
Reports to unitholders	329	264	637	511
Registration fees	2,693	2,568	5,116	4,976
Other fees	703	527	1,360	1,023

Total expenses	146,300	108,118	279,836	206,804

Less: Expense reimbursement	(2,458)	(1,727)	(4,196)	(3,703)

Net expenses	143,842	106,391	275,640	203,101

Net investment income (loss)	(143,554)	(106,053)	(274,968)	(202,646)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	887,457	360,171	1,455,179	915,517

Net realized gain (loss)	887,457	360,171	1,455,179	915,517

Change in net unrealized appreciation (depreciation) on:
Investments	(1,955,570)	(950,117)	(8,121)	1,668,191

Change in net unrealized appreciation (depreciation)	(1,955,570)	(950,117)	(8,121)	1,668,191

Net realized and unrealized gain (loss)	(1,068,113)	(589,946)	1,447,058	2,583,708

Net increase (decrease) in net assets resulting from operations	$(1,211,667)	$(695,999)	$1,172,090	$2,381,062

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(274,968)
Net realized gain (loss)	1,455,179
Change in net unrealized appreciation (depreciation)	(8,121)

Net increase (decrease) in net assets resulting from operations	1,172,090

From unitholder transactions
Proceeds from units issued	19,476,833
Cost of units redeemed	(9,332,807)

Net increase (decrease) in net assets from unitholder transactions	10,144,026

Net increase (decrease) in net assets	11,316,116
Net Assets
Beginning of period	62,517,507

End of period	$73,833,623

Number of units
Outstanding-beginning of period	3,064,646
Issued	924,525
Redeemed	(442,506)

Outstanding-end of period	3,546,665

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.08)	(0.08)

Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	(0.29)	(0.23)	0.50	1.01

Net increase (decrease) in unit value	(0.33)	(0.27)	0.42	0.93
Net asset value at beginning of period	21.15	19.67	20.40	18.47

Net asset value at end of period	$20.82	$19.40	$20.82	$19.40

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.80%	0.79%	0.79%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.80)%	(0.79)%	(0.79)%
Portfolio turnover**,†††	7%	5%	12%	13%
Total return**	(1.56)%	(1.37)%	2.06%	5.04%
Net assets at end of period (in thousands)	$73,834	$54,998	$73,834	$54,998

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024% and 0.026% for the periods ended June 30, 2013 and 2012, respectively, are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 97.8%
Collective Investment Funds — 97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	201,370	$1,526,785
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	1,065,292	14,538,034
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	962,340	21,158,964
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	2,133,344	26,120,665
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	219,922	5,118,689
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	102,625	3,726,535

TOTAL INVESTMENT FUNDS (cost $67,330,047)		72,189,672

SHORT-TERM INVESTMENTS — 2.4%
Affiliated Funds — 2.4%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,779,331	1,779,331

TOTAL SHORT-TERM INVESTMENTS (cost $1,779,331)		1,779,331

TOTAL INVESTMENTS — 100.2% (cost $69,109,378)		73,969,003
Liabilities Less Other Assets — (0.2)%		(135,380)

NET ASSETS — 100.0%		$73,833,623

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $5 and $0 and units of 5 and 0, respectively)	$5	$—
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $10,771,441 and $9,105,990, respectively)	12,870,370	10,199,129
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $8,533,021 and $6,831,706, respectively)	8,847,066	7,229,132
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $4,370,499 and $3,242,161, respectively)	4,391,768	3,412,770
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,324,296 and $1,051,294, respectively)	1,478,452	1,189,631
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,337,742 and $962,393, respectively)	1,153,762	884,979
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $606,026 and $422,056, respectively)	588,783	454,525
Receivable for investments sold	255,095	—
Receivable for fund units sold	19,834	106,164
Other assets	826	657

Total assets	29,605,961	23,476,987

Liabilities
Payable for investments purchased	274,965	106,164
Investment advisory fee payable	4,565	3,552
ING — program fee payable	12,975	10,370
Trustee, management and administration fees payable	2,208	1,947
ABA Retirement Funds — program fee payable	1,748	1,475
Payable for legal and audit services	3,493	2,713
Payable for compliance consultant fees	2,134	1,530
Payable for reports to unitholders	528	280
Payable for registration fees	2,966	2,426
Other accruals	362	760

Total liabilities	305,944	131,217

Net Assets (equivalent to $24.53 and $23.42 per unit based on 1,194,260 and 996,735 units outstanding, respectively)	$29,300,017	$23,345,770

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	37,011	25,836	69,747	49,178
Trustee, management and administration fees	6,362	4,434	11,944	8,457
Investment advisory fee	5,138	3,439	9,578	7,082
ABA Retirement Funds — program fee	5,045	3,617	9,570	6,955
Legal and audit fees	2,605	1,394	4,879	2,689
Compliance consultant fees	910	813	1,733	1,584
Reports to unitholders	130	98	248	190
Registration fees	1,060	950	1,985	1,850
Other fees	264	195	516	380

Total expenses	58,525	40,776	110,200	78,365

Less: Expense reimbursement	(925)	(662)	(1,573)	(1,397)

Net expenses	57,600	40,114	108,627	76,968

Net investment income (loss)	(57,600)	(40,114)	(108,627)	(76,968)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	297,374	155,761	565,672	341,787

Net realized gain (loss)	297,374	155,761	565,672	341,787

Change in net unrealized appreciation (depreciation) on:
Investments	(501,402)	(794,210)	632,611	673,800

Change in net unrealized appreciation (depreciation)	(501,402)	(794,210)	632,611	673,800

Net realized and unrealized gain (loss)	(204,028)	(638,449)	1,198,283	1,015,587

Net increase (decrease) in net assets resulting from operations	$(261,628)	$(678,563)	$1,089,656	$938,619

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$(108,627)
Net realized gain (loss)	565,672
Change in net unrealized appreciation (depreciation)	632,611

Net increase (decrease) in net assets resulting from operations	1,089,656

From unitholder transactions
Proceeds from units issued	8,511,094
Cost of units redeemed	(3,646,503)

Net increase (decrease) in net assets from unitholder transactions	4,864,591

Net increase (decrease) in net assets	5,954,247
Net Assets
Beginning of period	23,345,770

End of period	$29,300,017

Number of units
Outstanding-beginning of period	996,735
Issued	346,362
Redeemed	(148,837)

Outstanding-end of period	1,194,260

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.10)	(0.09)

Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.09)
Net realized and unrealized gain (loss)	(0.16)	(0.70)	1.21	1.29

Net increase (decrease) in unit value	(0.21)	(0.74)	1.11	1.20
Net asset value at beginning of period	24.74	22.60	23.42	20.66

Net asset value at end of period	$24.53	$21.86	$24.53	$21.86

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.82%	0.80%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.82)%	(0.80)%	(0.80)%
Portfolio turnover**,†††	5%	8%	13%	13%
Total return**	(0.85)%	(3.27)%	4.74%	5.81%
Net assets at end of period (in thousands)	$29,300	$20,040	$29,300	$20,040

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and 0.029% for the periods ended June 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	152,171	$1,153,762
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	648,279	8,847,066
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	585,363	12,870,370
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	358,687	4,391,768
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	25,297	588,783
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	40,715	1,478,452

TOTAL INVESTMENT FUNDS (cost $26,943,025)		29,330,201

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	5	5

TOTAL SHORT-TERM INVESTMENTS (cost $5)		5

TOTAL INVESTMENTS — 100.1% (cost $26,943,030)		29,330,206
Liabilities Less Other Assets — (0.1)%		(30,189)

NET ASSETS — 100.0%		$29,300,017

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $90,522,129 and $98,404,730, respectively)	$137,894,294	$135,018,388
Bond Core Plus Fund (cost $74,023,644 and $70,130,036, respectively)	91,677,686	92,567,435
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $932 and $18, respectively)	932	18
Receivable for fund units sold	914,859	—

Total assets	230,487,771	227,585,841

Liabilities
Payable for fund units redeemed	915,823	459,710

Total liabilities	915,823	459,710

Net Assets (equivalent to $113.72 and $106.69 per unit based on 2,018,774 and 2,128,931 units outstanding, respectively)	$229,571,948	$227,126,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income (loss)	$—	$—	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	332,773	2,392,960	886,695	4,823,413
Large Cap Equity Fund	4,638,079	2,624,841	7,963,816	8,515,489

Net realized gain (loss)	4,970,852	5,017,801	8,850,511	13,338,902

Change in net unrealized appreciation (depreciation) on:
Investments	(3,381,148)	(8,137,677)	5,975,150	3,241,720

Change in net unrealized appreciation (depreciation)	(3,381,148)	(8,137,677)	5,975,150	3,241,720

Net realized and unrealized gain (loss)	1,589,704	(3,119,876)	14,825,661	16,580,622

Net increase (decrease) in net assets resulting from operations	$1,589,704	$(3,119,876)	$14,825,661	$16,580,622

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net realized gain (loss)	$8,850,511
Change in net unrealized appreciation (depreciation)	5,975,150

Net increase (decrease) in net assets resulting from operations	14,825,661

From unitholder transactions
Proceeds from units issued	8,589
Cost of units redeemed	(12,388,433)

Net increase (decrease) in net assets from unitholder transactions	(12,379,844)

Net increase (decrease) in net assets	2,445,817
Net Assets
Beginning of period	227,126,131

End of period	$229,571,948

Number of units
Outstanding-beginning of period	2,128,931
Issued	83
Redeemed	(110,240)

Outstanding-end of period	2,018,774

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Net investment income (loss)	$—	$—	$—	$—
Net realized and unrealized gain (loss)	0.74	(1.30)	7.03	6.73

Net increase (decrease) in unit value	0.74	(1.30)	7.03	6.73
Net asset value at beginning of period	112.98	103.66	106.69	95.63

Net asset value at end of period	$113.72	$102.36	$113.72	$102.36

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(a)*	0.00%	0.00%	0.00%	0.00%
Portfolio turnover(b)**	2%	3%	3%	9%
Total return**	0.65%	(1.25)%	6.59%	7.04%
Net assets at end of period (in thousands)	$229,572	$237,218	$229,572	$237,218

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.998% and 1.005% for the periods ended June 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

June 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
Bond Core Plus Fund	3,284,561	$91,677,686
Large Cap Equity Fund	7,435,308	137,894,294

TOTAL INVESTMENT FUNDS (cost $164,545,773)		229,571,980

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	932	932

TOTAL SHORT-TERM INVESTMENTS (cost $932)		932

TOTAL INVESTMENTS — 100.0% (cost $164,546,705)		229,572,912
Liabilities Less Other Assets — 0.0%		(964)

NET ASSETS — 100.0%		$229,571,948

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Assets
Investments, at value (cost $2,144,797,727 and $2,138,687,993, respectively)	$2,421,869,788	$2,377,519,860
Northern Trust Global Investments — Collective Government Short Term Investment Fund, at value (cost $87,442,233 and $86,915,997, respectively)	87,442,233	86,915,997
Investments in collective investment funds, at value (cost $482,092,424 and $238,087,194, respectively)	547,546,312	297,452,257
Investment Companies, at value (cost $823,669 and $457,469, respectively)	774,761	466,963
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $31,395,504 and $31,659,245, respectively)	31,396,447	31,659,263
SSgA collective investment funds (cost $1,312,889,655 and $1,196,117,314, respectively)	1,610,389,060	1,424,125,583
Foreign currency, at value (cost $1,162,630 and $1,075,638, respectively)	1,145,137	1,073,551
Cash	14,266	56,033
Deposit with broker for open swap contracts	1,462,249
Deposit with broker for investments sold on TBA commitment transactions	1,050,000	1,932,028
Receivable for investments sold on TBA commitment transactions	—	5,365,781
Receivable for investments sold	24,292,122	85,423,510
Receivable for fund units sold	4,914,529	2,425,885
Interest and dividends receivable	3,672,846	3,162,118
Receivable for futures variation margin	12,815	7,047
Unrealized appreciation of forward currency exchange contracts	195,980	133,338
Tax reclaims receivable	792,272	591,634
Swap premiums paid	25,737	97,716
Unrealized appreciation on swap agreements	560,680	1,868,351
Other assets	146,694	117,230

Total assets	4,737,703,928	4,320,394,145

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $0 and $1,061,094, respectively)	—	1,060,781
Due to custodian	—	167,083
Payable for cash collateral received on securities loaned	257,689,505	35,200,563
Payable for investments purchased on TBA commitment transactions	50,997,625	49,364,531
Payable for investments purchased	19,050,761	47,103,038
Payable for fund units redeemed	4,070,126	4,335,618
Swap premiums received	57,769	51,735
Unrealized depreciation on swap agreements	538,013	105,249
Due to broker for open swap contracts	54,013	2,031,635
Due to broker for investments purchased on TBA commitment transactions	107,000	866,250
Payable for futures variation margin	469	313
Unrealized depreciation of forward currency exchange contracts	943,527	1,137,564
Investment advisory fee payable	531,986	521,106
Retirement Date Fund management fee payable	166,413	142,315
ING — program fee payable	1,778,272	1,681,917
Trustee, management and administration fees payable	317,454	307,446

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	June 30, 2013 Unaudited	December 31, 2012
Liabilities
ABA Retirement Funds — program fee payable	238,358	240,342
Payable for legal and audit services	521,516	425,934
Payable for compliance consultant fees	338,037	296,578
Payable for Registration fees	468,172	425,709
Payable for reports to unitholders	94,461	57,267
Other accruals	49,133	141,434

Total liabilities	338,012,610	145,664,408

Net Assets at fair value	4,399,691,318	4,174,729,737

Adjustment from fair value to contract value for fully benefit responsive contracts	(25,456,156)	(37,082,680)

Net Assets	$4,374,235,162	$4,137,647,057

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period April 1, 2013 to June 30, 2013	For the period April 1, 2012 to June 30, 2012	For the period January 1, 2013 to June 30, 2013	For the period January 1, 2012 to June 30, 2012
Investment income
Dividends	$11,058,260	$11,627,351	$21,100,141	$22,416,052
Interest	2,042,658	3,048,199	3,653,549	6,090,484
Interest — affiliated issuers	60,649	61,704	124,701	127,264
Securities lending income, net	82,128	95,084	218,180	168,939

Total investment income	13,243,695	14,832,338	25,096,571	28,802,739

Expenses
ING — program fee	5,307,019	4,929,256	10,445,131	9,647,723
Trustee, management and administration fees	957,392	878,365	1,869,644	1,737,861
Retirement Date Fund management fee	170,523	136,974	329,529	258,235
Investment advisory fee	1,764,222	1,712,674	3,466,366	3,463,237
ABA Retirement Funds — program fee	723,015	689,589	1,433,191	1,364,374
Legal and audit fees	370,643	267,884	728,176	528,988
Compliance consultant fees	130,890	155,390	260,341	310,809
Reports to unitholders	18,698	18,646	37,193	37,299
Registration fees	153,676	181,497	299,154	363,024
Other fees	41,627	39,881	81,718	78,982

Total expenses	9,637,705	9,010,156	18,950,443	17,790,532

Less: Expense reimbursement	(157,693)	(127,018)	(272,270)	(276,447)

Net expenses	9,480,012	8,883,138	18,678,173	17,514,085

Net investment income (loss)	3,763,683	5,949,200	6,418,398	11,288,654

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	16,096,881	26,390,292	70,932,234	73,180,455
Investments — affiliated issuers	16,738,369	—	33,089,520	—
Foreign currency transactions	194,866	277,633	165,281	(533,735)
Futures contracts	180,980	263	226,990	2,058,606
Swap contracts	(15,626)	601,193	644,195	955,946

Net realized gain (loss)	33,195,470	27,269,381	105,058,220	75,661,272

Change in net unrealized appreciation (depreciation) on:
Investments	(131,561,017)	(104,157,341)	125,377,648	116,198,244
Foreign currency transactions	(211,809)	(274,589)	211,809	201,326
Futures contracts	(521,819)	1,562	521,819	(1,832,019)
Swap contracts	1,717,518	345,329	(1,740,435)	684,470

Change in net unrealized appreciation (depreciation)	(130,577,127)	(104,085,039)	124,370,841	115,252,021

Net realized and unrealized gain (loss)	(97,381,657)	(76,815,658)	229,429,061	190,913,293

Net increase (decrease) in net assets resulting from operations	$93,617,981	$(70,866,458)	$235,847,459	$202,201,947

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2013
From operations
Net investment income (loss)	$6,418,398
Net realized gain (loss)	105,058,220
Change in net unrealized appreciation (depreciation)	124,370,841

Net increase (decrease) in net assets resulting from operations	235,847,459

From unitholder transactions
Proceeds from units issued	487,024,133
Cost of units redeemed	(486,283,487)
Net increase (decrease) in net assets from unitholder transactions	740,646

Net increase (decrease) in net assets	236,588,105

Net Assets
Beginning of period	4,137,647,057

End of period	$4,374,235,162

Number of units
Outstanding-beginning of period	170,332,203
Issued	19,536,876
Redeemed	(19,283,401)

Outstanding-end of period	170,585,678

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of June 30, 2013, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Index Funds

Bond Index Fund — replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of June 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund — replication of the total return of the S&P 500®, after taking into account Fund expenses. As of June 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund — replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of June 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund — replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of June 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund — replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of June 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund — replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of June 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

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

Each of this underlying fund’s annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of June 30, 2013, each of the Retirement Date Funds invested 100% of its net assets in separate State Street Bank collective investment funds listed below.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Balanced Fund

Balanced Fund — current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of June 30, 2013, 39.9% and 60.1% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value statistical model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. These securities are generally reflected as Level 2. Certain Funds may invest in other bank collective trust funds or open-end investment companies (“Underlying Funds”). These certain Funds may indirectly have valuation adjustments to the extent that the Underlying Funds make fair value adjustments to the prices of their non-U.S. securities. If a significant event occurs other than general movements in the U.S. markets, Northern Trust will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investment’s fair value procedures.

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

The Funds and the Balanced Fund disclose transfers between Levels based on valuations at the end of each reporting period. There have been no transfers in and out of Level 1 and 2 fair value measurements for any of the Funds or the Balanced Fund for the six-month period ended June 30, 2013. See tables below for each respective fund.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of June 30, 2013:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$881,416,504	$—	$881,416,504
Short-Term Investments	—	87,442,233	—	87,442,233

Total	$—	$968,858,737	$—	$968,858,737

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$4,372,295	$—	$4,372,295
U.S. Government & Agency Obligations	—	294,377,563	—	294,377,563
Foreign Government Obligations	—	10,454,336	—	10,454,336
Municipals	—	22,672,220	—	22,672,220
Corporate Bonds	—	63,690,201	—	63,690,201
Bank Loans	—	3,546,986	—	3,546,986
Convertible Preferred Stock	1,791,000	—	—	1,791,000
Short-Term Investments	—	1,424,119	—	1,424,119
ABA Members Collateral Fund	—	103,347,896	—	103,347,896
Other Financial Instruments
Futures Contracts	531,730	—	—	531,730
Forward Foreign Currency Exchange Contracts	—	187,839	—	187,839
Interest Rate Swap Contracts	—	560,680	—	560,680

Total	$2,322,730	$504,634,135	$—	$506,956,865

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	—	852,686	—	852,686
Interest Rate Swap Contracts	—	538,013	—	538,013

Total	$—	$1,390,699	$—	$1,390,699

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$27,789,443	$—	$—	$27,789,443
Communications	101,535,043	—	—	101,535,043
Consumer, Cyclical	78,766,313	—	—	78,766,313
Consumer, Non-Cyclical	177,480,931	—	—	177,480,931
Energy	80,548,364	—	—	80,548,364
Financial	91,815,110	—	—	91,815,110
Industrial	83,516,154	—	—	83,516,154
Technology	75,176,351	—	—	75,176,351
Utilities	15,071,166	—	—	15,071,166
ABA Members Collateral Fund	—	48,641,957	—	48,641,957
Collective Investment Fund	—	37,189,759	—	37,189,759
Short-Term Investments	—	15,297,243	—	15,297,243

Total	$731,698,875	$101,128,959	$—	$832,827,834

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$10,914,987	$—	$—	$10,914,987
Communications	15,188,844	—	—	15,188,844
Consumer, Cyclical	44,778,105	—	—	44,778,105
Consumer, Non-Cyclical	59,098,726	—	—	59,098,726
Energy	14,434,503	—	—	14,434,503
Financial	56,958,721	—	—	56,958,721
Industrial	31,312,544	—	—	31,312,544
Technology	29,876,386	—	—	29,876,386
Utilities	8,919,311	—	—	8,919,311
ABA Members Collateral Fund	—	96,030,768	—	96,030,768
Collective Investment Fund	—	11,898,649	—	11,898,649
Short-Term Investments	—	5,663,263	—	5,663,263

Total	$271,482,127	$113,592,680	$—	$385,074,807

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,067,553	$—	$4,067,553
Austria	—	479,436	—	479,436
Belgium	—	728,363	—	728,363
Brazil	2,070,941	—	—	2,070,941
Canada	3,010,395	—	—	3,010,395
Chile	864,622	—	—	864,622
China	—	1,277,839	—	1,277,839
Denmark	—	2,511,216	—	2,511,216
Finland	—	280,359	—	280,359
France	—	8,816,316	—	8,816,316
Germany	—	9,897,466	—	9,897,466
Hong Kong	—	3,585,355	—	3,585,355
India	1,431,546	—	—	1,431,546
Indonesia	—	128,610	—	128,610

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Ireland	$1,280,033	$823,877	$—	$2,103,910
Israel	314,921	324,845	—	639,766
Italy	—	1,342,515	—	1,342,515
Japan	—	23,434,838	—	23,434,838
Kenya	—	90,697	—	90,697
Malaysia	—	2,511,046	—	2,511,046
Mexico	1,663,178	—	—	1,663,178
Netherlands	—	3,086,808	—	3,086,808
Norway	—	1,527,195	—	1,527,195
Poland	—	1,757,414	—	1,757,414
Portugal	—	180,558	—	180,558
Qatar	—	166,789	—	166,789
Singapore	—	1,246,203	—	1,246,203
South Africa	—	5,600,221	—	5,600,221
South Korea	—	3,246,577	—	3,246,577
Spain	—	1,464,283	—	1,464,283
Sweden	—	2,632,283	—	2,632,283
Switzerland	1,818,224	12,299,717	—	14,117,941
Taiwan	—	2,913,207	—	2,913,207
Thailand	—	1,047,714	—	1,047,714
Turkey	—	785,167	—	785,167
United Kingdom	2,367,865	22,126,131	—	24,493,996
United States	3,345,788	17,561	—	3,363,349
ABA Members Collateral Fund	—	8,863,599	—	8,863,599
Collective Investment Funds	—	6,950,977	—	6,950,977
Short-Term Investments	—	5,276,518	—	5,276,518
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	—	8,141	—	8,141

Total	$18,167,513	$141,497,394	$—	$159,664,907

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	$—	$90,841	$—	$90,841

Total	$—	$90,841	$—	$90,841

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$3,874,885	$—	$3,874,885

Total	$—	$3,874,885	$—	$3,874,885

*	Synthetic guaranteed investment contracts are deemed Level 2 investments based on the fair value hierarchy.
**	All applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values as a Level 2 measurement and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$94,658,936	$—	$94,658,936

Total	$—	$94,658,936	$—	$94,658,936

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$134,740,334	$—	$134,740,334

Total	$—	$134,740,334	$—	$134,740,334

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$317,685,784	$—	$317,685,784

Total	$—	$317,685,784	$—	$317,685,784

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$102,886,707	$—	$102,886,707

Total	$—	$102,886,707	$—	$102,886,707

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$56,891,716	$—	$56,891,716
Short-Term Investments	—	10,970	—	10,970

Total	$—	$56,902,686	$—	$56,902,686

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets

Collective Investment Funds	$—	$75,062,296	$—	$75,062,296
Short-Term Investments	—	4	—	4

Total	$—	$75,062,300	$—	$75,062,300

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$30,412,034	$—	$30,412,034

Total	$—	$30,412,034	$—	$30,412,034

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,175,842	$—	$1,175,842
Investment Companies	774,761	—	—	774,761
Short-Term Investments	—	11	—	11

Total	$774,761	$1,175,853	$—	$1,950,614

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$48,265,123	$—	$48,265,123

Total	$—	$48,265,123	$—	$48,265,123

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$70,819,666	$—	$70,819,666

Total	$—	$70,819,666	$—	$70,819,666

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$239,371,797	$—	$239,371,797

Total	$—	$239,371,797	$—	$239,371,797

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$182,380,868	$—	$182,380,868

Total	$—	$182,380,868	$—	$182,380,868

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$114,683,353	$—	$114,683,353

Total	$—	$114,683,353	$—	$114,683,353

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$4,342,365	$—	$4,342,365

Total	$—	$4,342,365	$—	$4,342,365

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$36,668,208	$—	$36,668,208
Short-Term Investments	—	1,990,301	—	1,990,301

Total	$—	$38,658,509	$—	$38,658,509

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$72,189,672	$—	$72,189,672
Short-Term Investments	—	1,779,331	—	1,779,331

Total	$—	$73,969,003	$—	$73,969,003

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$29,330,201	$—	$29,330,201
Short-Term Investments	—	5	—	5

Total	$—	$29,330,206	$—	$29,330,206

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$229,571,980	$—	$229,571,980
Short-Term Investments	—	932	—	932

Total	$—	$229,572,912	$—	$229,572,912

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO provide investment advisory services with respect to portions of SARF. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of SARF for which it does not serve as an investment advisor. As of June 30, 2013, approximately 56%, 18% and 17% of the assets of SARF were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of June 30, 2013, approximately 9% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for SARF.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $321,170, $330,291, $641,916 and $657,970 for the three-month periods ended June 30, 2013 and June 30, 2012 and for the six-month periods ended June 30, 2013 and June 30, 2012, respectively.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of June 30, 2013, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

iii. Adjustments to Contract Value

At June 30, 2013, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the six–month period ended June 30, 2013 is reflected below:

	June 30, 2013	December 31, 2012	Change
Investments (at fair value)	881,416,504	914,165,152	(32,748,648)
Investments (at contract value)	855,960,348	877,082,472	(21,122,124)
Adjustment to contract value	(25,456,156)	(37,082,680)	11,626,524

Average yields

Based on actual income(1)			1.30%
Based on interest rate credited to participants(2)			1.83%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2013 by the fair value of investments on June 30, 2013.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2013 by the fair value of investments on June 30, 2013.

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analysis disclosures. These are estimates calculated based on the current crediting rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2013	1.83%
September 30, 2013		1.65%	1.72%	1.84%	1.90%
December 31, 2013		1.56%	1.65%	1.82%	1.91%
March 31, 2014		1.47%	1.59%	1.81%	1.92%
June 30, 2014		1.39%	1.53%	1.80%	1.93%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2013	1.83%
September 30, 2013		1.71%	1.78%	1.90%	1.95%
December 31, 2013		1.61%	1.70%	1.88%	1.96%
March 31, 2014		1.52%	1.63%	1.86%	1.96%
June 30, 2014		1.44%	1.57%	1.84%	1.97%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the SARF due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

For the six-month period ended June 30, 2013, the Bond Core Plus Fund had an average notional long exposure related to futures contracts of $276,702 and an average short notional exposure related to futures contracts of $(8,253,352). For the six-month period ended June 30, 2012, the Bond Core Plus Fund had an average notional short exposure related to futures contracts of $(1,013,677).

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

The Bond Core Plus Fund had an average notional exposure of $4,088,120 and $7,188,615 and the International All Cap Equity Fund had an average notional exposure of $32,421,524 and $10,744,368 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively, related to forward foreign currency contracts.

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

For the six-month periods ended June 30, 2013 and June 30, 2012, the Bond Core Plus Fund had an average notional exposure of $2,568,880 and $7,552,594, respectively, related to interest rate swap contracts.

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

For the six-month periods ended June 30, 2013 and June 30, 2012, the Bond Core Plus Fund did not write any options or swaptions.

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at June 30, 2013 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statements of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$531,730	$—	$531,730
	Forward Contracts(b)	—	187,839	187,839
	Swap Contracts(c)	560,680	—	560,680

	Total Value	$1,092,410	$187,839	$1,280,249

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total

Bond Core Plus Fund	Futures Contracts(a)	$22,102	$—	$22,102
	Forward Contracts(b)	—	133,338	133,338
	Swap Contracts(c)	1,868,351	—	1,868,351

	Total Value	$1,890,453	$133,338	$2,023,791

Liability Derivatives

		June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$—	$—	$—
	Forward Contracts(b)	—	852,686	852,686
	Swap Contracts(c)	538,013	—	538,013

	Total Value	$538,013	$852,686	$1,390,699

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$12,191	$—	$12,191
	Forward Contracts(b)	—	1,137,084	1,137,084
	Swap Contracts(c)	105,249	—	105,249

	Total Value	$117,440	$1,137,084	$1,254,524

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) on the statements of assets and liabilities. Below is the information as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013

Description Bond Core Plus Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Futures	$531,730	—	531,730	—	531,730
Forwards	187,839	(15,481)	172,358	—	172,358
Interest Rate Swaps	560,680	(173,998)	386,682	386,682	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

Description Bond Core Plus Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Futures	$22,102	—	22,102	—	22,102
Forwards	133,338	(127,274)	6,064	—	6,064
Interest Rate Swaps	1,868,351	(10,778)	1,857,573	1,045,342	812,231

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

Description Bond Core Plus Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Forwards	$852,686	(15,481)	837,205	—	837,205
Interest Rate Swaps	538,013	(173,998)	364,015	54,013	310,002

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

Description Bond Core Plus Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Futures	$12,191	—	12,191	—	12,191
Forwards	1,137,084	(127,274)	1,009,810	—	1,009,810
Interest Rate Swaps	105,249	(10,778)	94,471	94,471	—

The International All Cap Equity Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Forward Contracts(b)	$—	$8,141	$8,141

	Total Value	$—	$8,141	$8,141

Liability Derivatives

		June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Forward Contracts(b)	$—	$90,841	$90,841

	Total Value	$—	$90,841	$90,841

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Liability Derivatives

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Forward Contracts(b)	$—	$480	$480

	Total Value	$—	$480	$480

Below is the ASU 2011-11 information as of June 30, 2013 and December 31, 2012 for the International All Cap Equity Fund.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013

Description International All Cap Equity Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Forwards	$8,141	(8,141)	—	—	—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

Description International All Cap Equity Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Forwards	$90,841	(8,141)	82,700	—	82,700

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

Description International All Cap Equity Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Forwards	$480	—	480	—	480

Each of the above derivatives is located in the following Statements of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statements of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Gross unrealized appreciation/depreciation of swap agreements

		For the six-month period ended June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$226,990	$—	$226,990
	Forward Contracts(b)	—	174,154	174,154
	Swap Contracts(c)	644,195	—	644,195

	Total Value	$871,185	$174,154	$1,045,339

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$2,058,606	$—	$2,058,606
	Forward Contracts(b)	—	(491,931)	(491,931)
	Swap Contracts(c)	955,946	—	955,946

	Total Value	$3,014,552	$(491,931)	$2,522,621

		For the six-month period ended June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$(8,873)	$(8,873)

	Total Value	$—	$(8,873)	$(8,873)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$(41,804)	$(41,804)

	Total Value	$—	$(41,804)	$(41,804)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statements of Operations include both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		For the six-month period ended June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)

	Futures Contracts(a)	$521,819	$—	$521,819

	Forward Contracts(b)	—	328,204	328,204

	Swap Contracts(c)	(1,740,435)	—	(1,740,435)

	Total Value	$(1,218,616)	$328,204	$(890,412)

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)

	Futures Contracts(a)	$(1,832,019)	$—	$(1,832,019)

	Forward Contracts(b)	—	215,925	215,925

	Swap Contracts(c)	684,470	—	684,470

	Total Value	$(1,147,549)	$215,925	$(931,624)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the six-month period ended June 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)

	Forward Contracts(b)	$—	$(116,389)	$(116,389)

	Total Value	$—	$(116,389)	$(116,389)

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)

	Forward Contracts(b)	$—	$(14,599)	$(14,599)

	Total Value	$—	$(14,599)	$(14,599)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net change in unrealized appreciation/(depreciation) futures contracts
(b)	Net change in unrealized appreciation/(depreciation) foreign currency transactions (Statements of Operations includes both forwards and foreign currency transactions)
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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

3. Investment Advisory, Investment Management and Related Party Transactions

Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of June 30, 2013, the line-up of Investment Advisors to the Funds was as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Galliard Capital Management, Inc.	Stable Asset Return Fund
Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond Core Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Stable Asset Return Fund and Large Cap Equity Fund
Cortina Asset Management, LLC*	Small-Mid Cap Equity Fund
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund and International All Cap Equity Fund
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
American Century Investment Management Inc.	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
William Blair & Company LLC	International All Cap Equity Fund

*	Cortina Asset Management, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month and six-month periods ended June 30, 2013 and June 30, 2012 are listed below; the annual asset-based fees for 2013 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Investment Advisor	Fund	Fees for the three-month period ended June 30, 2013	Fees for the six-month period ended June 30, 2013	Fees for the three-month period ended June 30,2012	Fees for the six-month period ended June 30, 2012

Allianz Global Investors Capital LLC*	Small-Mid Cap Equity Fund	$—	$20,203	$30,661	$64,315

Altrinsic Global Advisors, LLC	International All Cap Equity Fund	36,194	72,483	34,065	70,781

American Century Investment Management Inc.**	International All Cap Equity Fund	24,324	48,422	12,764	12,764

C.S. McKee, L.P.	Large Cap Equity Fund	147,550	287,778	157,731	317,705

Columbus Circle Investors	Large Cap Equity Fund	164,356	321,727	154,412	313,653

Cortina Asset Management, LLC***	Small-Mid Cap Equity Fund	54,883	61,523	—	—

Delaware Investment Advisers	Large Cap Equity Fund	120,437	236,253	115,267	230,340

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	61,275	118,518	55,733	113,414

Eagle Global Advisors LLC**	International All Cap Equity	—	—	13,663	35,315

First State Investments International Limited	International All Cap Equity	68,195	129,553	52,965	107,463

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	33,660	69,742	28,738	58,918

Galliard Capital Management, Inc.	Stable Asset Return Fund	176,403	350,490	182,559	365,108

Jennison Associates LLC	Stable Asset Return Fund	43,835	87,982	46,358	91,939

Jennison Associates LLC	Large Cap Equity Fund	100,309	196,265	95,058	193,117

Lombardia Capital

Partners, LLC	Small-Mid Cap Equity Fund	57,376	107,863	40,457	82,548

LSV Asset Management	International All Cap Equity	35,942	72,340	34,106	70,820

LSV Asset Management	Small-Mid Cap Equity Fund	45,252	88,152	40,304	82,778

Martin Currie Inc.**	International All Cap Equity	—	—	9,733	39,407

Pacific Investment Management Company LLC	Bond Core Plus Fund	233,692	466,099	235,742	470,199

Pacific Investment Management Company, LLC	Stable Asset Return Fund	100,932	203,444	101,374	200,923

Riverbridge Partners	Small-Mid Cap Equity Fund	37,457	77,298	35,478	71,820

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	38,295	84,931	47,544	97,885

TCW Investment Management Company****	Small-Mid Cap Equity Fund	—	1,025	31,128	64,625

William Blair & Company LLC**	International All Cap Equity	22,369	44,758	3,770	3,770

		$1,602,736	$3,146,849	$1,559,610	$3,159,607

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

*	Allianz Global Investors Capital LLC was terminated as an investment advisor with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.
**	Eagle Global Advisors LLC and Martin Currie Inc. were terminated as investment advisors with respect to the International All Cap Equity Fund during the second quarter of 2012. American Century Investment Management Inc. and William Blair & Company LLC began providing investment advice with respect to the International All Cap Equity Fund during the second quarter of 2012.
***	Cortina Asset Management, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.
****	TCW Investment Management Company was terminated as investment advisor with respect to the Small-Mid Cap Equity Fund during the fourth quarter of 2012.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

For the three-month periods ended June 30, 2013 and June 30, 2012 and for the six-month periods ended June 30, 2013 and June 30, 2012, ABA Retirement Funds received Program fees of $723,015, $689,589, $1,433,191 and $1,364,374, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

For the three-month periods ended June 30, 2013 and June 30, 2012 and for the six-month periods ended June 30, 2013 and June 30, 2012, the Program fee paid to ING Life was $5,307,019, $4,929,256, $10,445,131 and $9,647,723, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. Service penalties of $0 and $100,000 were imposed on ING Services during the six-month periods ended June 30, 2013 and June 30, 2012, respectively, and the fees stated above are net of these penalties.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the Program fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $146 and $269 for the three-month and six-month periods ended June 30, 2013, respectively.

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011 it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the Program fee otherwise payable to ING Life, and are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $157,547, $127,018, $272,001 and $276,447 for the three-month periods ended June 30, 2013 and June 30, 2012 and for the six-month periods ended June 30, 2013 and June 30, 2012, respectively. Such payments by TD Ameritrade are made quarterly in arrears, in an amount calculated based on the table below, based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

Value of Program Assets
First $100 million	.000%
Next $400 million	.018%
Over $500 million	.020%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the three-month periods ended June 30, 2013 and June 30, 2012 and the six-month periods ended June 30, 2013 and June 30, 2012, Northern Trust received trust, management and administration fees of $957,392, $878,365, $1,869,644 and $1,737,861, respectively.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

State Street Bank received the following fees paid from the Funds listed below during the three-month and six-month periods ended June 30, 2013 and June 30, 2012:

	Fees for the three-month period ended June 30, 2013	Fees for the six-month period ended June 30, 2013	Fees for the three-month Period ended June 30, 2012	Fees for the six-month period ended June 30, 2012

Bond Index Fund	$9,980	$19,848	$9,473	$17,645
Large Cap Index Equity Fund	6,681	12,347	4,655	8,877
All Cap Index Equity Fund	32,658	63,073	29,345	61,846
Mid Cap Index Equity Fund	10,387	18,674	8,022	14,676
Small Cap Index Equity Fund	5,547	10,229	3,837	7,492
International Index Equity Fund	23,617	45,030	15,718	31,998
Large Cap Equity Fund	641	4,733	5,390	8,085
Small-Mid Cap Equity Fund	300	2,554	2,596	3,979
International All Cap Equity Fund	544	4,334	3,614	6,098

	$90,355	$180,822	$82,650	$160,696

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2013 and June 30, 2012, and for the six-month periods ended June 30, 2013 and June 30, 2012, State Street Bank received Real Asset Return Fund management fees of $6,201, $5,012, $12,248 and $9,802, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2013 and June 30, 2012, and for the six-month periods ended June 30, 2013 and June 30, 2012, State Street Bank received Retirement Date Funds management fees of $170,523, $136,974, $329,529 and $258,235, respectively.

The Target Risk Funds are subject to annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2013 and June 30, 2012, and for the six-month periods ended June 30, 2013 and June 30, 2012, State Street Bank received Target Risk Fund management fees of $21,023, $14,918, $39,943, and $29,124, respectively.

Investment Advisor Fees—Managed Funds

The Investment Advisors for SARF are paid a weighted average fee at an annual rate of approximately .15% of the assets of the Fund.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of June 30, 2013, the aggregate value of such assets was $1.2 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

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

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of June 30, 2013:

Fund	Rate
Large Cap Equity Fund	.275%
Small-Mid Cap Equity Fund	.468
International All Cap Equity Fund	.490

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

No fees are paid directly to Wellington Trust or AQR Capital Management for the investment management services they perform relating to the assets of the Alternative Alpha Fund. However, the Alternative Alpha Fund, as an investor in the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund, bears the operating expenses associated with those commingled investment vehicles, including investment advisory fees payable by the Wellington Trust Real Total Return Portfolio to Wellington Trust at the current annual rate of .55% and payable by the AQR Risk Parity Fund to AQR Capital Management at the current annual rate of .75% of the value of the assets of the Alternative Alpha Fund invested in, respectively, the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund. The Alternative Alpha Fund will also bear the expenses of the AQR Risk Parity Fund (Class I shares) on assets invested in it. The total annual operating expenses of this share class of the AQR Risk Parity Fund for its most recent completed fiscal year were 1.12%; however, the AQR Risk Parity Fund’s adviser has contractually agreed to cap these expenses at 0.95% (excluding interest, taxes, dividends on short sales, borrowing costs, acquired fund fees and expenses, interest expense related to short sales and extraordinary expenses) until at least April 30, 2015.

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case of the SARF, to the GSTIF. Northern Trust Investments was paid $447, $6,114, $2,984, $1,927 and $32,435 for the three-month period ended June 30, 2013 and was paid $314, $8,927, $2,508, $1,279, and $37,456 for the three-month period ended June 30, 2012, and was paid $682, $13,053, $6,141, $3,923, and $62,705 for the six-month period ended June 30, 2013, and was paid $896, $17,384 $5,003, $2,967, and $77,758 for the six-month period ended June 30, 2012 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively.

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

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month periods ended June 30, 2013 and June 30, 2012, and for the six-month periods ended June 30, 2013 and June 30, 2012, these expenses totaled $715,534, $663,298, $1,406,582 and $1,319,102, respectively. Fees in the amount of approximately $24,280 and $25,212 for the registration of $178 million and $220 million of units with the SEC were paid during 2013 and 2012, respectively, and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the six-month period ended June 30, 2013
	Purchases	Sales
Bond Core Plus Fund	$330,324,331	$334,885,763
Large Cap Equity Fund	146,865,224	168,261,283
Small-Mid Cap Equity Fund	203,479,828	213,045,009
International All Cap Equity Fund	38,290,511	38,564,774
Global All Cap Equity Fund	2,112,691	366,586
Bond Index Fund	6,867,727	10,186,664
Large Cap Index Equity Fund	20,114,573	5,030,156
All Cap Index Equity Fund	7,375,493	15,456,294
Mid Cap Index Equity Fund	17,750,904	2,599,531
Small Cap Index Equity Fund	12,505,943	4,685,836
International Index Equity Fund	10,430,421	2,495,372
Real Asset Return Fund	6,072,410	5,644,182
Alternative Alpha Fund	1,110,814	249,372
Lifetime Income Retirement Date Fund	5,845,433	5,073,222
2010 Retirement Date Fund	6,244,305	18,950,920
2020 Retirement Date Fund	33,569,296	8,420,333
2030 Retirement Date Fund	21,272,172	3,839,483
2040 Retirement Date Fund	11,254,335	4,235,987
2050 Retirement Date Fund	2,934,742	182,542
Conservative Risk Fund	8,129,104	6,451,702
Moderate Risk Fund	18,067,323	8,468,198
Aggressive Risk Fund	8,238,622	3,476,870
Balanced Fund	7,663,827	20,503,331
The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the six-month period ended June 30, 2013
	Purchases	Sales
Bond Core Plus Fund	$276,051,186	$251,728,453

5. Securities Lending

Certain Funds and the Balanced Fund are authorized to participate in the direct securities lending program administered by The Northern Trust Company, under which securities held by the Funds and the Balanced Fund are loaned by The Northern Trust Company, as the Funds’ and the Balanced Fund’s lending agent, to certain brokers

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the ABA Members Collateral Fund (as defined below).

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending is reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) dedicated solely to the Funds that engage in securities lending and managed by the securities lending agent for those Funds (“Lending Agent”). Effective June 3, 2013, State Street Bank was terminated as Lending agent and The Northern Trust Company became Lending Agent. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds that engage in securities lending have had a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through June 30, 2013, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and the Lending Agent. The fees incurred related to securities lending were as follows:

	Fees for the three-month period ended June 30, 2013	Fees for the six-month period ended June 30, 2013

Bond Core Plus Fund	$1,379	$1,702
Large Cap Equity Fund	3,542	25,654
Small-Mid Cap Equity Fund	21,396	54,000
International All Cap Equity Fund	8,974	12,247

	$35,291	$93,603

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

At June 30, 2013, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$101,689,129	$103,671,872	$103,347,896
Large Cap Equity Fund	47,599,724	48,794,441	48,641,957
Small-Mid Cap Equity Fund	93,960,691	96,331,805	96,030,768
International All Cap Equity Fund	8,576,924	8,891,387	8,863,599

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At June 30, 2013, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 99.688% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of June 30, 2013, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: Three participants owned 36.28% of the outstanding units of the Global All Cap Equity Fund and five participants owned 48.33% of the outstanding units of the Alternative Alpha Fund.

7. Subsequent Events

Management has evaluated subsequent events for the Funds and the Balanced Fund through the date the financial statements were issued, and has concluded that there are no recognized or non-recognized subsequent events, relevant for financial statement disclosure.

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

Quarter and Six Month Period Ended June 30, 2013

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

For the quarter ended June 30, 2013, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.27%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.11% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 0.57%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.21% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the quarter ended June 30, 2013. Outperformance for the period was driven by an overweight to spread sectors (such as investment grade corporate bonds and mortgage-backed securities).

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the six month period ended June 30, 2013. Outperformance for the period was driven by an overweight to spread sectors such as the financials and industrials sector.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from three to six years.

For the quarter ended June 30, 2013, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of -3.19%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of -2.32% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of -3.16%, compared to an investment record of -2.44% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended June 30, 2013. The primary driver of underperformance was an allocation to treasury inflation protected securities, which we refer to as U.S. TIPS, as well as modest allocations to some high quality emerging market debt.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the six month period ended June 30, 2013. Underperformance was driven primarily by events that occured in the second quarter. The primary driver of underperformance was an allocation to U.S. TIPS, as well as modest allocations to some higher quality emerging market debt.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended June 30, 2013, the Large Cap Equity Fund experienced a total return, net of expenses, of 3.25%. By comparison, the Russell 1000® Index produced an investment record of 2.65% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 13.14%, compared to an investment record of 13.91% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of June 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by strong stock selection in the health care, energy and financials sectors.

For the quarter ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The primary driver of outperformance was due to allocations in the health care and energy sectors.

For the quarter ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Strong stock selection in the energy and industrials sectors drove outperformance.

For the quarter ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of June 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the healthcare and industrial sectors was a significant contributor to returns.

For the six month period ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of June 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by strong stock selection in the health care and energy sectors.

For the six month period ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily driven by allocations to the technology and consumer staples sectors.

For the six month period ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Strong stock selection in the consumer staples and energy sectors was the primary driver of outperformance.

For the six month period ended June 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer discretionary sector hurt relative performance, and an overweight to information technology also detracted from performance.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended June 30, 2013, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 3.84%. By comparison, the Russell 2500™ Index produced an investment record of 2.27% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 16.58%, compared to an investment record of 15.42% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Cortina Asset Management (approximately 20% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2500 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was largely driven by stock selection within the health care sector, particularly by holdings within the medical equipment and health care services industries.

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The most significant contributors to outperformance relative to the benchmark were stock selection in interest rate-sensitive holdings along with holdings in the basic materials and health care sectors. Stock selection in the financials sector was also a significant contributor.

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 9% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance for the year to date was driven by events during the second quarter. Relative performance was hindered by stock selection and sector selection. In terms of stock selection, performance was hurt principally by a small number of stocks that were not owned but which recorded substantial gains in the index.

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 19% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was generally strong as seven of ten sectors provided positive or neutral returns, with financials and consumer staples leading performance.

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Both sector and stock selection had a positive impact on results for the period, with stock selection being particularly strong in the consumer discretionary, consumer staples and technology sectors.

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The primary driver of outperformance was stock selection in the financials and consumer discretionary sectors, while holdings in the health care sector were a modest detractor.

For the quarter ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 9% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection accounted for all of the underperformance, with selections in the energy, information technology and materials sectors being the largest detractors.

For the period from March 12, 2013 to June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Cortina Asset Management (approximately 20% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2500 Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection within the health care, consumer discretionary and technology sectors drove outperformance.

For the six month period ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The most significant contributors to outperformance relative to the benchmark were stock selection in basic materials, medical/health care and interest rate sensitive holdings.

For the six month period ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 9% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative performance was hindered equally by stock selection and sector selection. In terms of stock selection, performance was hurt principally by a small number of stocks that were not owned but which recorded substantial gains in the index.

For the six month period ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 19% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was generally strong with positive or neutral relative returns in six of ten sectors, with financials, materials and consumer staples leading performance.

For the six month period ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. An underweight to REITs and utilities had a positive impact on results as did an overweight to consumer discretionary stocks. Stock selection was also strong in the consumer discretionary, health care and financials sectors.

For the six month period ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The primary driver of outperformance was stock selection in the financials and consumer discretionary sectors.

For the six month period ended June 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 9% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. The primary driver of underperformance was stock selection within the energy and information technology sectors.

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

For the quarter ended June 30, 2013, the International All Cap Equity Fund experienced a total return, net of expenses, of -2.48%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of -3.11% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 1.01%, compared to an investment record of -0.04% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 21% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. The primary driver of underperformance was holdings in the materials, energy and consumer discretionary sectors.

For the quarter ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection, as well as an overweight position in the consumer discretionary sector, aided relative results, as investments in the media and automobiles industries outperformed. Holdings in the industrials sector also contributed positively.

For the quarter ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 27% as of June 30, 2013) negatively contributed to the performance of the Fund, but outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Strong stock selection in Brazil and the financials and materials sectors was the primary driver of outperformance.

For the quarter ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 20% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection among industrial and consumer discretionary stocks was the primary driver of underperformance.

For the quarter ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 14% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Positive stock selection in Asian financials and Japanese consumer discretionary, financials and industrials was the primary driver of outperformance. An overweight to financials and industrials along with an underweight to staples and telecommunication services also contributed to performance.

For the six month period ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 21% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by positions in the financial, consumer staples and health care sectors.

For the six month period ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of June 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection, as well as an overweight position in the consumer discretionary sector, aided relative results, as investments in the media and automobiles industries outperformed. Holdings in the industrials sector also contributed positively.

For the six month period ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 27% as of June 30, 2013) negatively contributed to the performance of the Fund, but outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Strong stock selection in Brazil and in the information technology sector served as the primary driver of outperformance. An underweight to the materials sector was also positive as commodity prices fell.

For the six month period ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 20% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily driven by an overweight to energy and telecommunication services stocks, while stock selection within industrials also detracted from performance.

For the six month period ended June 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 14% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Underperformance for the period was primarily driven by underperformance during the first quarter where an underweight to the best performing country, Japan, as well as an underweight to staples and an overweight to energy and financial sectors, were the primary detractors from performance.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the quarter ended June 30, 2013, the Global All Cap Equity Fund experienced a total return, net of expenses, of 0.88%. By comparison, the MSCI ACWI Index produced an investment record of -0.42% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 6.76%, compared to an investment record of 6.05% for the benchmark for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended June 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 41% as of June 30, 2013) outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended June 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 6% as of June 30, 2013) outperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended June 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 53% as of June 30, 2013) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the six month period ended June 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 41% as of June 30, 2013) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the six month period ended June 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 6% as of June 30, 2013) outperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the six month period ended June 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 53% as of June 30, 2013) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market.

For the quarter ended June 30, 2013, the Bond Index Fund experienced a total return, net of expenses, of -2.50%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of -2.32% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of -2.79%, compared to an investment record of -2.44% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and six month period ended June 30, 2013 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2013, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 2.73%. By comparison, the S&P 500 produced an investment record of 2.91% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 13.45%, compared to an investment record of 13.82% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and six month period ended June 30, 2013 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2013, the All Cap Index Equity Fund experienced a total return, net of expenses, of 2.50%. By comparison, the Russell 3000 Index produced an investment record of 2.69% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 13.67%, compared to an investment record of 14.06% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and six month period ended June 30, 2013 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2013, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 0.82%. By comparison, the S&P MidCap 400 produced an investment record of 1.00% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 14.17%, compared to an investment record of 14.59% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and six month period ended June 30, 2013 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended June 30, 2013, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 2.90%. By comparison, the Russell 2000 Index produced an investment record of 3.08% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of 15.40%, compared to an investment record of 15.86% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and six month period ended June 30, 2013 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 1,823 securities in 45 markets, with securities of emerging markets representing approximately 22% of the Index.

For the quarter ended June 30, 2013, the International Index Equity Fund experienced a total return, net of expenses, of -3.17%. By comparison, the MSCI ACWI ex-US Index produced an investment record of -3.11% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of -1.07%, compared to an investment record of -0.04% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and six month period ended June 30, 2013 was consistent with the MSCI ACWI ex-US Index after taking expenses and fair value adjustments into account.

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

The Fund seeks to achieve its objective by investing indirectly in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2013, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite investment records of the respective benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended June 30, 2013, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended June 30, 2013, the Fund experienced a total return, net of expenses, of -6.43%. By comparison, the composite benchmark produced an investment record of -6.19% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of -5.42%, compared to an investment record of -4.99% for the benchmark for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and six month period ended June 30, 2013 was consistent with its composite benchmark after taking expenses into account.

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

For the quarter ended June 30, 2013, the Alternative Alpha Fund experienced a total return, net of expenses, of -6.26%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 0.32% for the same period. For the six month period ended June 30, 2013, the Fund experienced a total return, net of expenses, of -3.90%, compared to an investment record of 6.13% for the benchmark for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The Alternative Alpha Fund’s assets are invested indirectly through allocation to the commingled investment vehicles managed by different Investment Advisors in percentages determined at the discretion of Northern Trust Investments. Income and gains attributable to the assets allocated to the commingled investment vehicle of each such Investment Advisor remain allocated to that vehicle unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the investment vehicles can change the percentage of total assets of the Fund comprising each portion of the Fund.

For the quarter ended June 30, 2013, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 42% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index against which the performance of this portion of the Fund is compared. The primary driver of underperformance was allocations to fixed-income assets, which suffered losses due to rising interest rates, as well as inflation sensitive assets such as commodities which were hurt on concerns of lower inflation and slowing growth in China.

For the quarter ended June 30, 2013, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 58% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. The primary detractor from performance was exposure to real return type assets such as inflation linked bonds and commodities.

For the six month period ended June 30, 2013, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 42% as of June 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index, against which the performance of this portion of the Fund is compared. The primary driver of underperformance were allocations to fixed-income assets, which suffered losses on rising rates, as well as inflation sensitive assets such as commodities which was hurt on concerns of lower inflation and slowing growth in China.

For the six month period ended June 30, 2013, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 58% as of June 30, 2013) positively contributed to the performance of the Fund, but underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. Top detractors were inflation-linked bonds, emerging market inflation linked bonds and commodities. The majority of the Fund’s active manager allocations were positive contributors to performance, with investments in equity and multi-asset strategies the top contributors to positive returns.

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

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2013, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small/Mid Cap® Index Non-Lending Series Fund, the SSgA Dow Jones-UBS Roll Select Commodity IndexSM Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite investment records of the respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended June 30, 2013, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-USA IMI Index, the S&P MidCap 400, the Russell 2000 Index, the FTSE EPRA/NAREIT Global Developed Liquid Index, the Russell Small-Cap Completeness Index and the Dow Jones-UBS Roll Select Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended June 30, 2013, the Retirement Date Funds experienced a total return, net of expenses, of -2.32% for the Lifetime Income Retirement Date Fund, -2.52% for the 2010 Retirement Date Fund, -1.46% for the 2020 Retirement Date Fund, - 0.79% for the 2030 Retirement Date Fund, -0.56% for the 2040 Retirement Date Fund and -0.54% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of -2.10%, -2.28%, -1.29%, -0.62%, -0.40% and -0.40%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended June 30, 2013 was consistent with its respective composite benchmark after taking into account expenses.

For the six month period ended June 30, 2013, the Retirement Date Funds experienced a total return, net of expenses, of -0.00% for the Lifetime Income Retirement Date Fund, 0.12% for the 2010 Retirement Date Fund, 3.12% for the 2020 Retirement Date Fund, 5.04% for the 2030 Retirement Date Fund, 6.12% for the 2040 Retirement Date Fund and 6.11% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 0.51%, 0.64%, 3.71%, 5.65%, 6.75% and 6.75%, respectively, for comparable periods. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the six month period ended June 30, 2013 was consistent with its respective composite benchmark after taking into account fair value adjustments, expenses, and differences in rebalancing frequency inasmuch as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static.

Target Risk Funds

The Target Risk Funds provide a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of approximately 26%). The Moderate Risk Fund seeks to provide long-term capital appreciation and current income. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for maximum growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2013, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended June 30, 2013, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill and the Dow Jones UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended June 30, 2013, the Target Risk Funds experienced a total return, net of expenses, of -2.30% for the Conservative Risk Fund, -1.57% for the Moderate Risk Fund and -0.85% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of -2.16%, -1.41% and -0.68%, respectively, for the same period. For the six month period ended June 30, 2013, the Target Risk Funds experienced a total return, net of expenses, of -0.74% for the Conservative Risk Fund, 2.06% for the Moderate Risk Fund and 4.74% for the Aggressive Risk Fund, compared to an investment record of -0.34%, 2.54% and 5.33%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and six month period ended June 30, 2013 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended June 30, 2013, the Balanced Fund experienced a total return, net of expenses, of 0.65%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 0.65% for the same period. For the six month period ended June 30, 2013, the Balanced Fund experienced a total return, net of expenses, of 6.59%, as compared to an investment record of 7.15% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended June 30, 2013, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. For the six month period ended June 30, 2013, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to the discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such period.

For the quarter ended June 30, 2013, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. For the six month period ended June 30, 2013, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to the discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such period.

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

For the quarter ended June 30, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index, against which the performance of this portion of the Fund is compared. The quarter was generally marked by a sentiment towards risk aversion, leading to gains in overweighted fixed-income assets, in particular inflation-linked bonds.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Funds were effective as of June 30, 2013.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended June 30, 2013 and determined that no change in the internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2013, the Collective Trust issued an aggregate of approximately $313 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

August 14, 2013	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

August 14, 2013	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.