Form 10-Q
period 2013-09-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2013-11-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Assets and Liabilities

	September 30, 2013	December 31,
	Unaudited	2012
Assets
Investments, at Fair Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $859,731,108 and $877,082,472, respectively)	$864,484,023	$914,165,152
Northern Trust Global Investments — Collective Government Short Term Investment Fund (cost $89,635,925 and $86,915,997, respectively)	89,635,925	86,915,997
Receivable for fund units sold	3,398,775	—
Interest and dividends receivable	732	3,627
Other assets	35,948	28,217

Total assets	957,555,403	1,001,112,993

Liabilities
Payable for fund units redeemed	—	204,679
ING — program fee payable	384,713	418,733
Trustee, management and administration fees payable	65,868	70,881
ABA Retirement Funds — program fee payable	51,262	59,859
Payable for legal and audit services	147,193	95,386
Payable for compliance consultant fees	51,420	76,225
Payable for reports to unitholders	27,536	14,783
Payable for registration fees	79,372	107,004
Other accruals	7,844	35,393

Total liabilities	815,208	1,082,943

Net Assets at fair value	956,740,195	1,000,030,050

Adjustment from fair value to contract value for fully benefit responsive contracts	(4,752,915)	(37,082,680)

Net Assets (equivalent to $36.84 and $36.55 per unit based on 25,839,783 and 26,349,022 units outstanding, respectively)	$951,987,280	$962,947,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Dividends	$4,097,282	$5,488,902	$13,617,074	$16,211,837
Interest — affiliated issuers (net of wrapper fees of $434,649, $638,602, $1,324,682 and $1,656,006, respectively)	35,467	43,344	104,865	126,783

Total investment income	4,132,749	5,532,246	13,721,939	16,338,620

Expenses
ING — program fee	1,197,796	1,259,012	3,599,013	3,747,229
Trustee, management and administration fees	206,267	218,833	617,488	653,783
Investment advisory fee	359,773	370,562	1,064,394	1,106,290
ABA Retirement Funds — program fee	161,627	178,241	491,105	529,897
Legal and audit fees	80,859	87,938	247,458	224,719
Compliance consultant fees	9,308	13,752	69,306	94,191
Reports to unitholders	4,183	—	12,754	9,653
Registration fees	12,152	61,685	81,151	155,638
Other fees	2,914	3,356	21,199	22,662

Total expenses	2,034,879	2,193,379	6,203,868	6,544,062

Less: Expense reimbursement	(30,729)	(29,349)	(97,549)	(100,372)

Net expenses	2,004,150	2,164,030	6,106,319	6,443,690

Net investment income (loss)	2,128,599	3,368,216	7,615,620	9,894,930

Net increase (decrease) in net assets resulting from operations	$2,128,599	$3,368,216	$7,615,620	$9,894,930

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month
period ended
September 30, 2013
From operations
Net investment income (loss)	$7,615,620

Net increase (decrease) in net assets resulting from operations	7,615,620

From unitholder transactions
Proceeds from units issued	186,386,342
Cost of units redeemed	(204,962,052)

Net increase (decrease) in net assets from unitholder transactions	(18,575,710)

Net increase (decrease) in net assets	(10,960,090)
Net Assets
Beginning of period	962,947,370

End of period	$951,987,280

Number of units
Outstanding-beginning of period	26,349,022
Issued	5,076,411
Redeemed	(5,585,650)

Outstanding-end of period	25,839,783

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period	For the period	For the period	For the period
	July 1, 2013 to	July 1, 2012 to	January 1, 2013 to	January 1, 2012 to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment income†	$0.16	$0.21	$0.53	$0.61
Expenses†,††	(0.08)	(0.08)	(0.24)	(0.24)

Net investment income (loss)	0.08	0.13	0.29	0.37

Net increase (decrease) in unit value	0.08	0.13	0.29	0.37
Net asset value at beginning of period	36.76	36.30	36.55	36.06

Net asset value at end of period	$36.84	$36.43	$36.84	$36.43

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.89%	0.86%	0.88%
Ratio of net investment income (loss) to average net assets*	0.89%	1.38%	1.08%	1.36%
Total return**	0.22%	0.36%	0.79%	1.03%
Net assets at end of period (in thousands)	$951,987	$972,400	$951,987	$972,400

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS — (90.8%)
ING	A-	60313	No Stated Maturity	Variable	2.07	343,895,979	—	(6,594,469)	337,301,510
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	2.38	339,470,445	—	(1,041,738)	338,428,707
AMERICAN GENERAL LIFE INSURANCE CO.	A+	1633763	No Stated Maturity	Variable	2.03	181,117,599	—	2,883,292	184,000,891

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						864,484,023	—	(4,752,915)	859,731,108

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC
GUARANTEED INVESTMENT CONTRACTS
GALLIARD MANAGED PORTFOLIO — 54.5%
Agency — 2.3%
Federal Home Loan Mortgage Corp. FA25	8,300,000	1.38	02/25/2014	8,342,994
Federal National Mortgage Association AO15	2,495,000	4.63	10/15/2013	2,499,416
Federal National Mortgage Association MN27	5,105,000	0.50	05/27/2015	5,120,162
Overseas Private Investment Corp.	600,000	—	05/02/2014	627,660
Overseas Private Investment Corp.	2,200,000	—	07/12/2014	2,222,345
Overseas Private Investment Corp.	1,000,000	—	09/07/2014	1,001,402
Petroleos Mexicanos JD20	2,660,000	1.95	12/20/2022	2,645,849

				22,459,828

Asset Backed — 8.8%
American Express Credit, Mo-15	2,700,000	0.59	05/15/2018	2,695,410
American Express Credit, Series 2012-2, Class A Mo-15	2,500,000	0.68	03/15/2018	2,503,300
AmeriCredit Automobile Receivables Trust, Mo-8	1,775,000	0.92	04/09/2018	1,775,089
AmeriCredit Automobile Receivables Trust, Series 2012-1, Class A2 Mo-8	327,237	0.91	10/08/2015	327,394
AmeriCredit Automobile Receivables Trust, Series 2012-3, Class A2 Mo-9	956,304	0.71	12/08/2015	956,696

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

						Adjustments of
					Wrapper	Fair Value
				Investment at	Contracts	to Contract	Investment at
	Principal	Rate	Maturity	Fair Value	at Fair Value	Value	Contract Value
Description	Units	(%)	Date	($)	($)	($)	($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Brazos Higher Education Authority, Series 2011-1, Class A1 FMAN25	71,152	1.00	02/25/2020	71,174
Brazos Higher Education Authority, Series 2011-2, Class A1 JAJO25	201,142	1.00	01/27/2020	201,321
Capital Auto Receivables Asset Trust 2013-1, Class A2	4,175,000	0.62	07/20/2016	4,168,571
Capital Auto Receivables Asset Trust M0-20	2,575,000	0.80	11/20/2015	2,576,416
Carmax Auto Owner Trust, Series 2012-3, Class A3 Mo-15	1,825,000	0.52	07/17/2017	1,818,704
Citibank Credit Card Trust, MS7	1,500,000	1.32	09/07/2018	1,510,485
CNH Equipment Trust, Series 2012-B, Class A3 Mo-15	2,800,000	0.86	09/15/2017	2,807,784
CNH Equipment Trust, Series 2012-C, Class A3 Mo-26	2,825,000	0.57	12/15/2017	2,821,582
Discover Card Master Trust, Series 2012-A1, Class A1 Mo-15	2,250,000	0.81	08/15/2017	2,258,955
Educational Funding of the South, Inc., Series 2011-1, Class A1 JAJO25	789,718	1.00	10/25/2021	790,184
Fifth Third Auto Trust Mo-15	2,200,000	0.88	08/15/2013	2,206,094
Ford Credit Auto Lease Trust Mo-15	2,000,000	0.82	12/15/2017	2,003,180
Ford Credit Auto Lease Trust, Mo-15	2,700,000	0.57	10/15/2017	2,693,898
Ford Credit Auto Lease Trust, Series 2012-B, Class A3 Mo-3	2,250,000	0.57	09/15/2015	2,252,318

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

						Adjustments of
					Wrapper	Fair Value
				Investment at	Contracts	to Contract	Investment at
	Principal	Rate	Maturity	Fair Value	at Fair Value	Value	Contract Value
Description	Units	(%)	Date	($)	($)	($)	($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
GE Capital CC Master Trust, Series 2012-5, Class A Mo-15	2,450,000	0.95	06/15/2018	2,458,820
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A Mo-20	400,000	1.00	07/20/2016	400,380
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A3 Mo-20	32,068	1.00	10/20/2014	32,075
GE Dealer Floorplan Master, Series 2012-3, Class A Mo-20	2,800,000	1.00	06/20/2017	2,805,964
GE Equipment Midticket LLC Mo-22	2,438,000	0.64	03/22/2016	2,437,756
GE Equipment Midticket LLC, Series 2012-1, Class A3 Mo-26	2,250,000	0.60	05/23/2016	2,247,615
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-22	1,700,000	0.99	11/23/2015	1,702,890
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-24	2,220,000	0.62	07/25/2016	2,217,403
Harley — Davidson Motorcycle Trust, Mo-15	2,375,000	0.65	07/16/2018	2,374,596
Honda Auto Receivables Owner Trust, Mo-15	4,000,000	0.77	05/15/2017	4,007,320
Honda Auto Receivables Owner Trust, Mo-16	1,350,000	0.53	02/16/2017	1,347,678

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

						Adjustments of
					Wrapper	Fair Value
				Investment at	Contracts	to Contract	Investment at
	Principal	Rate	Maturity	Fair Value	at Fair Value	Value	Contract Value
Description	Units	(%)	Date	($)	($)	($)	($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Honda Auto Receivables Owner Trust, Series 2012-1, Class A3 Mo-15	1,650,000	0.77	01/15/2016	1,654,307
Hyundai Auto Receivables Owner Trust, Mo-15	1,750,000	1.01	02/15/2018	1,756,563
John Deere Owner Trust, Series 2012-A, Class A3 Mo-15	2,245,938	0.75	03/15/2016	2,249,531
Mercedes-Benz Auto Lease Trust, Mo-15	2,675,000	0.59	02/15/2016	2,675,011
Mercedes-Benz Auto Lease Trust, Mo-15	475,000	0.78	08/15/2017	476,116
Montana Higher Education Student Assistance Corp., Series 2012-1, Class A1 Mo-20	711,244	1.00	09/20/2022	713,449
NCUA Guaranteed Notes JD12	1,500,000	1.40	06/12/2015	1,526,355
NCUA Guaranteed Notes Mo-9	1,542,454	1.00	10/07/2020	1,551,293
NCUA Guaranteed Notes, Series 2010-A1, Class A Mo-7	1,469	1.00	12/07/2020	1,470
Nissan Auto Receivables Owner Trust Mo-15	1,200,000	0.84	11/15/2017	1,202,244
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	703,430	1.00	10/26/2020	703,444
Panhandle-Plains Higher Education Authority, Inc., Series 2011-1, Class A1 JAJO1	340,270	1.00	10/01/2018	340,195

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

						Adjustments of
					Wrapper	Fair Value
				Investment at	Contracts	to Contract	Investment at
	Principal	Rate	Maturity	Fair Value	at Fair Value	Value	Contract Value
Description	Units	(%)	Date	($)	($)	($)	($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Santander Drive Auto Receivables Trust, Mo-15	2,675,000	0.55	09/15/2016	2,672,726
Santander Drive Auto Receivables Trust, Mo-15	1,325,000	1.11	12/15/2017	1,327,120
SLM Student Loan Trust, Mo-25	2,150,000	0.48	05/26/2020	2,140,605
SLM Student Loan Trust, Series 2010-1, Class A Mo-25	854,786	0.58	03/25/2025	851,956
SLM Student Loan Trust, Series 2012-7, Class A Mo-25	1,884,798	0.34	02/27/2017	1,882,932
Toyota Auto Receivables Owners Trust Mo-15	1,650,000	0.89	07/17/2017	1,657,260
United States Small Business Administration, Series 2006-10A, Class 1 MS1	132,189	5.52	03/10/2016	140,578
United States Small Business Administration, Series 2006-10B, Class A MS1	180,189	5.54	09/10/2016	194,136

				84,188,343

Commercial Mortgage Backed Securities — 6.1%
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A5 Mo-1	2,575,000	4.86	07/10/2043	2,699,939
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2005-5, Class A4 Mo-1	1,700,000	5.12	10/10/2045	1,817,691

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

						Adjustments of
					Wrapper	Fair Value
				Investment at	Contracts	to Contract	Investment at
	Principal	Rate	Maturity	Fair Value	at Fair Value	Value	Contract Value
Description	Units	(%)	Date	($)	($)	($)	($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-1, Class A4 Mo-1	1,500,000	5.37	09/10/2045	1,618,515
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-2, Class A4 Mo-1	2,500,000	5.92	05/10/2045	2,741,125
Bear Stearns Commercial Mortage Trust	2,528,355	4.67	06/11/2041	2,647,137
Bear Stearns Commercial Mortage, Inc., Series 2006-PW12, Class A4 Mo-1	2,400,000	6.00	09/11/2038	2,637,792
Bear Stearns Commercial Mortage, Inc., Series 2006-PW14, Class A4 Mo-1	2,500,000	5.20	12/11/2038	2,747,375
CFCRE Commercial Mortgage Trust, Series 2011-C2, Class A1 Mo-1	1,656,822	1.56	12/15/2047	1,666,581
Commercial Mortgage Trust Mo-1	783,655	1.34	07/10/2045	785,042
Credit Suisse First Boston Mortgage Securities Corp. C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,644,575
Fannie Mae #Mo-1	5,684,528	0.95	11/25/2015	5,704,992
FHLMC Multifamily Structured Pass Through Certificates, Series K701, Class A2 Mo-1	2,500,000	3.88	11/25/2017	2,709,150

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
FHLMC Multifamily Structured Pass Through Certificates, Series K706, Class A2 Mo-1	2,500,000	2.32	10/25/2018	2,532,925
Freddie Mac, Series KF01-A, Class Mo-25	2,195,385	1.00	04/25/2019	2,196,088
GE Capital Mortgage Corp., Series 2005-C3, Class A7A Mo-1	2,500,000	4.97	07/10/2045	2,644,875
GS Mortgage Security Corp. II, Series 2005-GG4, Class A4A Mo-1	1,775,000	4.75	07/10/2039	1,853,331
JPMorgan Chase Commercial Mortgage Securities Corp. LDP5 A4 Mo-1	2,300,000	5.37	12/15/2044	2,465,025
JPMorgan Chase Commercial Mortgage Securities Corp., Series 2005-CB11, Class A4 Mo-1	1,682,946	5.34	08/12/2037	1,759,891
LB-UBS Commercial Mortgage Trust C2 A4 Mo-11	1,136,311	4.37	03/15/2036	1,143,958
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,518,617
Morgan Stanley Capital I, Inc. HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,667,571
Morgan Stanley Capital I, Inc., Series 2005-IQ10, Class A4A Mo-1	2,351,564	5.23	09/15/2042	2,489,365

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
UBS Barclays Commercial Mortgage, Series 2006-C6 Class A4	2,400,000	5.37	09/15/2039	2,638,704
UBS Barclays Commercial Mortgage, Series 2012-C4, Class A1	2,455,255	0.67	12/10/2045	2,434,385

				57,764,649

Corporate — 8.7%
American Express Credit Corp. JD12	400,000	1.75	06/12/2015	407,288
Anheuser-Busch InBev Worldwide, Inc. WOR JJ15	1,900,000	0.80	07/15/2015	1,908,588
AT&T, Inc. MS15	250,000	5.10	09/15/2014	260,728
Bank of Montreal JAJO29	1,800,000	1.00	04/29/2014	1,804,806
Bank of New York Mellon Corp. FA1	560,000	2.10	08/01/2018	562,783
Bank of New York Mellon Corp. FA20	700,000	1.20	02/20/2015	706,286
Bank of Nova Scotia JJ15	1,750,000	1.38	07/15/2016	1,762,005
Baxter International, Inc. JD15	710,000	1.85	06/15/2018	709,368
Berkshire Hathaway Finance Corp. MN15	770,000	1.60	05/15/2017	776,507
BHP Billiton Finance USA Ltd. FA24	1,100,000	1.63	02/24/2017	1,106,721
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,320,313
BNP Paribas JAJO10	450,000	1.00	01/10/2014	450,828

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
BNY Mellon NA JD15	1,132,000	4.75	12/15/2014	1,188,294
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	470,619
BP Capital Markets PLC MN10	1,300,000	1.38	05/10/2018	1,261,104
Branch Banking & Trust Co	1,200,000	1.45	10/03/2016	1,207,104
Carolina Power & Light Co. AO1	950,000	5.15	04/01/2015	1,012,377
Carolina Power & Light Co. JD15	800,000	5.25	12/15/2015	879,976
Caterpillar Financial Services Corp. FA17	1,125,000	6.13	02/17/2014	1,149,356
Caterpillar Financial Services Corp. FA17	300,000	4.75	02/17/2015	317,502
Charles Schwab Corp. JJ25	170,000	2.20	07/25/2018	171,452
Chevron Corp. JD24	490,000	0.89	06/24/2016	491,916
Chevron Corp. JD5	540,000	1.10	12/05/2017	532,251
Citigroup Inc. JJ25	1,240,000	1.70	07/25/2016	1,245,642
Citigroup, Inc. JAJO1	19,000	1.00	04/01/2014	19,056
Coca-Cola Co. MN15	450,000	1.50	11/15/2015	458,748
Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A. JJ19	1,450,000	3.38	01/19/2017	1,542,858
Credit Suisse USA, Inc. JJ15	500,000	4.88	01/15/2015	528,320
Deutsche Bank A.G./London JJ11	1,150,000	3.25	01/11/2016	1,206,546
Diageo Capital PLC MN11	500,000	1.50	05/11/2017	500,180
Diageo Finance B.V. JJ15	1,150,000	3.25	01/15/2015	1,190,181
EI du Pont de Nemours & Co. MS15	1,000,000	4.75	03/15/2015	1,059,150
EI du Pont de Nemours & Co. MS25	350,000	1.75	03/25/2014	351,925
EMC Corp. JD6	1,000,000	1.88	06/01/2018	996,240
General Electric Capital Corp. JD11	560,000	1.00	12/11/2015	560,666

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
General Electric Capital Corp. MN4	1,080,000	5.55	05/04/2020	1,223,629
General Electric Capital Corp. MN9	400,000	2.25	11/09/2015	410,660
General Electric Co. AO9	215,000	0.85	10/09/2015	215,495
General Mills, Inc. FA15	1,740,000	5.70	02/15/2017	1,974,743
Genzyme Corp. JD15	1,050,000	3.63	06/15/2015	1,102,637
GlaxoSmithKline Capital PLC MN8	800,000	0.75	05/08/2015	803,120
Goldman Sachs Group Inc. JJ19	1,500,000	2.90	07/19/2018	1,512,045
Goldman Sachs Group, Inc. FA7	450,000	3.63	02/07/2016	473,607
Honeywell International, Inc. FA15	1,300,000	3.88	02/15/2014	1,316,419
HSBC Bank USA AO1	1,550,000	4.63	04/01/2014	1,580,148
HSBC Bank USA JJ16	160,000	1.63	01/16/2018	156,837
Intel Corp. AO1	980,000	1.95	10/01/2016	1,007,283
Intel Corp. JD15	850,000	1.35	12/15/2017	839,018
International Business Machines Corp. JJ5	1,300,000	2.00	01/05/2016	1,335,568
JP Morgan Chase & Company MS1	2,050,000	3.45	03/01/2016	2,158,589
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,343,291
Oracle Corp. JJ15	820,000	2.38	01/15/2019	823,862
Peco Energy Co AO15	500,000	1.20	10/15/2016	501,875
Peco Energy Co. AO15	425,000	5.60	10/15/2013	425,714
Pepsico Inc. JJ7	1,080,000	2.25	01/07/2019	1,082,646
Potomac Electric Power Co. AO15	500,000	4.65	04/15/2014	510,240
Praxair, Inc. MS31	1,611,000	4.38	03/31/2014	1,641,416
Proctor & Gamble Co., FA15	1,800,000	4.70	02/15/2019	2,047,122
Province of Ontario Canada JJ27	1,450,000	1.38	01/27/2014	1,455,351
Public Service Co. of Colorado AO1	1,200,000	5.50	04/01/2014	1,229,328

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Public Service Electric & Gas Co. MN1	250,000	2.70	05/01/2015	258,133
Puget Sound Energy, Inc. AO1	1,435,000	5.20	10/01/2015	1,551,422
Rio Tinto Finance USA Ltd. MN20	1,250,000	2.50	05/20/2016	1,286,888
Rio Tinto Finance USA Ltd. MS22	400,000	2.00	03/22/2017	402,816
Royal Bank of Canada AO1	600,000	2.00	10/01/2018	600,756
Royal Bank of Canada JJ22	1,175,000	1.13	07/22/2016	1,176,281
Shell International Finance B.V. JD28	1,600,000	3.10	06/28/2015	1,671,392
Simon Property Group L.P. JD15	1,250,000	5.10	06/15/2015	1,341,338
Simon Property Group L.P. JJ30	350,000	2.80	01/30/2017	362,663
Southern California Edison Co. MS15	1,250,000	5.75	03/15/2014	1,278,738
Southern California Gas Co. MS15	250,000	5.50	03/15/2014	255,530
State Street Corp. MS7	1,400,000	2.88	03/07/2016	1,465,072
Toronto-Dominion Bank JJ14	620,000	1.38	07/14/2014	625,282
Total Capital Canada Ltd. JJ28	1,650,000	1.63	01/28/2014	1,657,161
Total Capital INTL SA FA17	1,350,000	1.50	02/17/2017	1,360,233
Total Capital S.A. JD24	400,000	3.00	06/24/2015	416,204
Toyota Motor Credit Corp. JJ11	1,250,000	2.80	01/11/2016	1,306,350
Toyota Motor Credit Corp. JJ12	500,000	2.05	01/12/2017	511,485
Travelers Cos., Inc. JD1	1,800,000	5.50	12/01/2015	1,982,322
Unilever Capital Corp. FA15	1,250,000	3.65	02/15/2014	1,264,363
United Parcel Service, Inc. AO1	500,000	3.88	04/01/2014	508,385
Verizon Communications Inc. MS15	1,200,000	2.50	09/15/2016	1,236,828
Walt Disney Company JD1	1,100,000	1.10	12/01/2017	1,080,145

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Wisconsin Public Service Corp. JD1	1,060,000	4.80	12/01/2013	1,066,561
Yale University AO15	683,000	2.90	10/15/2014	700,731

				82,655,406

Mortgage Pass — Through — 15.0%
Fannie Mae Pool #467149 Mo-1	1,806,090	2.82	01/01/2016	1,874,650
Fannie Mae Pool #467186 Mo-1	3,800,000	2.82	02/01/2016	3,950,518
Fannie Mae Pool #467379 Mo-1	1,823,826	2.77	02/01/2016	1,893,952
Fannie Mae Pool #467617 Mo-1	1,497,000	2.93	03/01/2016	1,560,877
Fannie Mae Pool #467646 Mo-1	792,094	3.07	03/01/2016	826,170
Fannie Mae Pool #467730 Mo-1	2,945,868	3.18	04/01/2016	3,085,973
Fannie Mae Pool #467964 Mo-1	4,375,000	2.92	04/01/2016	4,548,425
Fannie Mae Pool #468311 Mo-1	2,975,230	2.82	06/01/2016	3,106,497
Fannie Mae Pool #470107 Mo-1	2,637,209	1.94	01/01/2017	2,708,888
Fannie Mae Pool #725206 Mo-1	922,080	5.50	02/01/2034	1,007,548
Fannie Mae Pool #725222 Mo-1	1,411,446	5.50	02/01/2034	1,542,188
Fannie Mae Pool #791030 Mo-1	854,447	3.00	07/01/2034	906,920
Fannie Mae Pool #AB2791 Mo-1	2,466,427	3.50	04/01/2021	2,617,052
Fannie Mae Pool #AB3885 Mo-1	1,419,640	3.00	11/01/2021	1,485,781
Fannie Mae Pool #AB4843 Mo-1	2,232,994	2.50	04/01/2022	2,297,662
Fannie Mae Pool #AB6092 Mo-1	4,561,926	2.50	09/01/2022	4,694,587
Fannie Mae Pool #AB6093 Mo-1	2,208,807	2.50	09/01/2022	2,273,039
Fannie Mae Pool #AB6343 Mo-1	2,274,840	2.50	10/01/2022	2,341,015
Fannie Mae Pool #AB6819 Mo-1	2,283,157	2.50	11/01/2022	2,349,552
Fannie Mae Pool #AI3571 Mo-1	1,877,479	3.00	06/01/2041	1,965,626
Fannie Mae Pool #AI4379 Mo-1	1,389,539	3.00	11/01/2041	1,445,481

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #AJ2155 Mo-1	1,158,476	3.00	10/01/2041	1,199,810
Fannie Mae Pool #AJ3160 Mo-1	1,716,212	3.00	10/01/2041	1,773,739
Fannie Mae Pool #AJ3295 Mo-1	1,594,277	3.00	11/01/2041	1,646,585
Fannie Mae Pool #AK4888 Mo-1	1,723,191	2.00	03/01/2042	1,769,769
Fannie Mae Pool #AK8952 Mo-1	1,783,050	2.00	05/01/2042	1,826,003
Fannie Mae Pool #AO4573 Mo-1	1,920,357	2.00	06/01/2042	1,955,327
Fannie Mae Pool #MA0740 Mo-1	1,873,212	3.50	05/01/2021	1,991,337
Fannie Mae Pool #MA0793 Mo-1	3,570,445	3.50	07/01/2021	3,788,064
Fannie Mae Pool #MA0815 Mo-1	2,984,818	3.50	08/01/2021	3,166,653
Fannie Mae Pool #MA0845 Mo-1	4,363,779	3.50	09/01/2021	4,629,970
Fannie Mae Pool #MA0865 Mo-1	1,209,166	3.00	10/01/2021	1,265,356
Fannie Mae Pool #MA0909 Mo-1	1,970,003	3.00	11/01/2021	2,061,648
Fannie Mae Pool #MA0957 Mo-1	1,707,654	3.00	12/01/2022	1,787,042
Fannie Mae Pool #MA1036 Mo-1	1,869,126	2.50	03/01/2022	1,922,901
Fannie Mae Pool #MA1079 Mo-1	3,837,639	2.50	05/01/2022	3,949,122
Fannie Mae Pool #MA1139 Mo-1	3,167,855	2.50	07/01/2022	3,259,913
Fannie Mae Pool #MA1168 Mo-1	6,133,583	2.50	08/01/2022	6,311,886
Fannie Mae Pool #MA1212 Mo-1	1,698,404	2.50	09/01/2022	1,747,810
Fannie Mae Pool #MA1278 Mo-1	2,425,231	2.50	11/01/2022	2,495,805
Fannie Mae Pool #MA1288 Mo-1	2,355,112	2.00	11/01/2022	2,383,750
Fannie Mae Pool #Mo-1	2,082,567	2.50	06/01/2022	2,143,066
Fannie Mae Pool #Mo-1	2,519,650	2.00	05/01/2023	2,550,314
Fannie Mae Pool #Mo-1	5,177,691	2.00	08/01/2023	5,240,600
Fannie Mae REMICS, Series 2005-8, Class CA Mo-1	17,745	5.00	10/25/2023	17,737

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae REMICS, Series 2008-80, Class ME Mo-1	106,570	5.00	05/25/2032	108,726
Fannie Mae REMICS, Series 2011-41, Class NB Mo-1	735,975	4.00	10/25/2036	759,894
Freddie Mac Gold Pool G04774 Mo-1	1,631,373	4.50	01/01/2038	1,738,326
Freddie Mac Non Gold Pool #1B8747 Mo-1	580,162	3.00	09/01/2041	603,345
Freddie Mac Non Gold Pool #1B8804 Mo-1	1,114,712	2.79	10/01/2041	1,158,821
Freddie Mac Non Gold Pool #1B8908 Mo-1	1,108,912	2.77	11/01/2041	1,139,850
Freddie Mac Non Gold Pool #1N0273 Mo-1	726,553	2.00	08/01/2036	775,525
Freddie Mac Non Gold Pool #2B0244 Mo-1	1,693,729	2.48	02/01/2042	1,739,408
Freddie Mac Non Gold Pool #2B0438 Mo-1	1,927,136	2.42	05/01/2042	1,975,681
Freddie Mac Non Gold Pool #1J1467 Mo-1	1,052,641	2.74	12/01/2036	1,113,261
Freddie Mac Non Gold Pool #1J1516 Mo-1	751,232	6.00	02/01/2037	795,615
Freddie Mac REMICS, Series 2684, Class PE Mo-1	661,436	5.00	01/15/2033	691,955
Freddie Mac REMICS, Series 2764, Class UE Mo-1	485,413	5.00	10/15/2032	509,790

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac REMICS, Series 2797, Class PG Mo-1	122,063	5.50	01/15/2033	124,686
Freddie Mac REMICS, Series 2810, Class PD Mo-1	66,853	6.00	06/15/2033	69,236
Freddie Mac REMICS, Series 2864, Class LE Mo-1	74,994	5.00	06/15/2033	76,821
Freddie Mac REMICS, Series 2955, Class OG Mo-1	19,520	5.00	07/15/2033	19,641
Freddie Mac REMICS, Series 2962, Class JQ Mo-1	61,357	5.50	01/15/2034	63,203
Ginnie Mae II Pool #725641 Mo-1	3,617,240	5.24	05/20/2060	4,012,424
Ginnie Mae II Pool #731464 Mo-1	1,692,646	5.47	05/20/2060	1,896,688
Ginnie Mae II Pool #742601 Mo-1	1,463,230	5.31	07/20/2060	1,631,765
Ginnie Mae II Pool #757312 Mo-1	699,923	4.30	12/20/2060	755,210
Ginnie Mae II Pool #757351 Mo-1	2,602,378	4.12	08/20/2062	2,818,948
Ginnie Mae II Pool #82958 Mo-1	1,566,886	2.50	10/20/2041	1,607,374
Ginnie Mae II Pool #82997 Mo-1	1,159,109	2.50	12/20/2041	1,215,349
Ginnie Mae II Pool #MA0046 Mo-1	1,757,718	2.50	04/20/2042	1,827,007
Ginnie Mae II Pool Mo-1	3,748,696	5.59	02/20/2060	4,163,451

				142,758,608

Municipal — 3.6%
California Coast Community College District FA1	1,840,000	1.34	08/01/2017	1,815,822
City of Dallas TX FA15	1,250,000	2.07	02/15/2018	1,253,375
City of Farmers Branch TX FA15	125,000	4.02	02/15/2016	133,381

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Municipal (Continued)
City of Fort Worth TX MS1	250,000	5.13	03/01/2021	266,278
City of Honolulu Hawaii MN1	1,125,000	0.78	11/01/2015	1,122,638
City of Madison WI AO1	500,000	1.25	10/01/2014	503,965
City of Madison WI AO1	500,000	3.00	10/01/2015	523,040
City of Norfolk VA JJ1	1,550,000	2.09	01/01/2014	1,551,829
City of Suffolk Virginia FA1	235,000	3.29	02/01/2014	237,113
Clayton Missouri School District MS1	1,000,000	2.75	03/01/2017	1,044,470
County of La Crosse WII AO1	385,000	2.45	10/01/2015	397,158
County of Travis TX MS1	365,000	2.79	03/01/2016	379,352
County of Williamson TX FA15	1,500,000	0.61	02/15/2015	1,495,725
Douglas County School District JD15	1,180,000	0.76	12/15/2016	1,168,094
Houston Texas Independent School District FA15	1,000,000	4.76	02/15/2019	1,113,460
Kentucky Higher Education Student Loans, Mo-1	2,555,570	1.00	06/01/2026	2,520,584
Marion & Polk County Oregon School District JD15	1,200,000	1.51	06/15/2018	1,164,264
Missouri Higher Education Loan, Series 2010-2, Class A1 FMAN25	2,356,563	1.00	08/27/2029	2,383,876
New Hampshire Higher Education, Series 2012-1, Class A Mo-19	2,096,404	1.00	10/25/2028	2,078,165
New York State Dormitory Authority MS15	1,400,000	1.30	03/15/2014	1,403,696

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Municipal (Continued)
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	2,915,268	1.00	07/25/2039	2,901,362
Port of Seattle WA JD1	1,000,000	3.07	12/01/2015	1,014,380
Rosemount-Apple Valley-Eagan Independent School District No. 196 FA1	200,000	4.25	02/01/2016	214,724
South Lyon Michigan Community School District MN1	1,000,000	0.95	05/01/2016	990,400
State of Connecticut AO15	550,000	1.03	10/15/2016	549,868
State of Maryland FA1	1,660,000	1.40	08/01/2017	1,659,983
State of Ohio MN1	500,000	1.87	05/01/2015	508,055
State of Oregon FA1	500,000	2.25	08/01/2015	512,575
State of Washington FA1	1,000,000	2.76	08/01/2015	1,037,900
State of Wisconsin MN1	580,000	1.08	05/01/2016	580,835
Virginia College Building Authority FA1	1,300,000	3.88	02/01/2017	1,404,676

				33,931,043

US Treasury — 7.9%
Treasury Bills	10,650,000	—	10/24/2013	10,649,787
Treasury Bills	16,000,000	—	01/09/2014	15,999,680
Treasury Note	11,650,000	1.00	01/15/2014	11,682,271
Treasury Note	13,150,000	1.00	03/31/2017	13,210,622
Treasury Note	6,388,000	0.88	04/30/2017	6,382,506
United States Treasury AO15	7,711,000	0.13	04/15/2018	8,027,289

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note MN31	9,175,000	2.00	11/30/2013	9,204,360

				75,156,515

Collective Investment Funds — 2.1%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	19,969,326	—		19,969,326

TOTAL ING				173,401,039	—	2,851,262	176,252,301
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				164,365,080	—	1,552,679	165,917,759
TOTAL AMERICAN GENERAL LIFE INSURANCE CO.				181,117,599	—	2,883,292	184,000,891

TOTAL GALLIARD MANAGED PORTFOLIO				518,883,718	—	7,287,233	$526,170,951

JENNISON MANAGED PORTFOLIO — 18.4%
Agency — 0.6%
Financing Corp. Fico	375,000	—	11/30/2017	355,740
Financing Corp. Fico	1,400,000	—	02/08/2018	1,303,023
Financing Corp. Fico	945,000	—	05/11/2018	875,801
Financing Corp. Fico	1,683,000	—	08/03/2018	1,553,912
Financing Corp. Fico	485,000	10.35	08/03/2018	679,195
Financing Corp. Fico	400,000	9.65	11/02/2018	554,423
Residual Funding Corp.	540,000	—	07/15/2020	461,117

				5,783,211

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed — 1.1%
AEP Texas Central Transition
Funding LLC, Series 02-A, Class A5	860,000	6.25	01/15/2016	924,156
Ally Auto Receivables Trust, Series 2010-5, Class A4	390,033	1.75	05/15/2015	392,510
Ally Auto Receivables Trust, Series 2011-5, Class A2	393,344	0.45	07/15/2014	393,171
Ally Auto Receivables Trust, Series 2011-5, Class A3	253,978	0.99	01/15/2015	254,621
Ally Master Owner Trust, Series 2011-1, Class A2	275,000	2.15	01/15/2014	276,205
Ally Master Owner Trust, Series 2011-3, Class A2	355,000	1.81	05/15/2014	357,613
Ally Master Owner Trust, Series 2012-1, Class A2	590,000	1.44	03/15/2015	595,121
Ally Master Owner Trust, Series 2012-5, Class A	675,000	1.54	09/15/2017	666,873
Bank of America Corp.	93,131	1.94	02/15/2014	93,387
CNH Equipment Trust 2013-C	430,000	0.63	06/15/2015	430,224
Detroit Edison Securitization Funding LLC, Series 2001-1 A6	1,179,408	6.62	03/01/2015	1,244,121
Ford Credit Auto Owner Trust, Series 2011, Class A3	92,113	0.84	03/15/2014	92,205
Ford Credit Auto Owner Trust, Series 2012, Class A2	88,129	0.47	02/15/2014	88,136

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Ford Credit Floorplan Master Owner Trust, Series 11-1, Class A1	540,000	2.12	02/15/2014	543,062
Ford Credit Floorplan Master Owner Trust, Series 12, Class A1	860,000	0.74	09/15/2014	861,084
Ford Credit Floorplan Master Owner Trust, Series 13, Class A1	235,000	1.50	09/15/2016	236,042
Harley-Davidson Motorcycle Trust 2011-2	207,807	1.11	09/15/2014	208,320
Mercedes-Benz Auto Receivables Trust, Series 2011-1, Class A3 Mo-15	156,327	0.85	03/15/2014	156,491
NCUA Guaranteed Notes 10-C1 A2	700,000	2.90	01/27/2018	727,097
PSE&G Transition Funding LLC 2001-1 A7	671,085	6.75	06/15/2014	689,607
RSB Bondco LLC 07-A A3	515,000	5.82	04/01/2017	584,860
Toyota Auto Receivables Owner Trust 2013-B A2	355,000	0.48	02/15/2016	355,117

				10,170,023

Commercial Mortgage Backed Securities — 0.0%
Wachovia Bank Commercial Mortgage Trust Series 03-C9, Class A4	192,516	5.01	12/01/2013	192,814

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate — 5.3%
AEP Texas Central Transition Funding LLC, Series 06-A, Class A4	350,000	5.17	01/01/2018	390,863
American Express Credit Corp.	300,000	7.00	03/19/2018	361,440
Amgen, Inc.	1,025,000	3.88	11/15/2021	1,038,735
Amgen, Inc.	95,000	6.38	06/01/2037	106,844
Amgen, Inc.	235,000	5.65	06/15/2042	243,719
Anheuser-Busch InBev Finance, Inc.	745,000	2.63	01/17/2023	693,819
AT&T, Inc.	800,000	6.30	01/15/2038	864,616
AT&T, Inc.	135,000	5.55	08/15/2041	134,006
Bank of America Corp.	1,725,000	5.42	03/15/2017	1,892,894
Bank of America Corp.	180,000	5.65	05/01/2018	203,134
Bank of America Corp.	875,000	5.49	03/15/2019	954,818
Berkshire Hathaway Finance Corp.	1,750,000	5.40	05/15/2018	2,017,820
BHP Billiton Finance USA Ltd.	640,000	3.85	09/30/2023	644,909
Carolina Power & Light Co.	160,000	3.00	09/15/2021	158,798
Caterpillar Financial Services Corp.	700,000	7.05	10/01/2018	858,648
Caterpillar, Inc.	125,000	3.90	05/27/2021	130,743
Chevron Corp.	855,000	1.72	06/24/2018	852,230
Citigroup, Inc.	1,650,000	5.50	02/15/2017	1,806,602
CNOOC Finance 2013 Ltd.	245,000	1.75	05/09/2018	236,856
Comcast Corp.	1,750,000	6.50	01/15/2017	2,031,733
ConAgra Foods, Inc.	330,000	1.90	01/25/2018	325,684
Deutsche Telekom International Finance B.V.	785,000	4.88	07/08/2014	810,136
Devon Energy Corp.	1,015,000	3.25	05/15/2022	971,588
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Diageo Capital PLC	755,000	5.50	09/30/2016	851,459
Diageo Capital PLC	225,000	1.13	04/29/2018	217,305
DIRECTV Holdings LLC/DIRECTV Financing Co., Inc.	255,000	1.75	01/15/2018	245,866
DIRECTV Holdings LLC/DIRECTV Financing Co., Inc.	190,000	5.88	10/01/2019	212,148
Dominion Resources, Inc.	180,000	1.95	08/15/2016	183,670
Dow Chemical Company	865,000	3.00	11/15/2022	796,483
Encana Corp.	905,000	3.90	11/15/2021	907,018
General Electric Capital Corp.	1,060,000	4.38	09/16/2020	1,127,745
General Electric Capital Corp.	515,000	5.30	02/11/2021	560,104
General Electric Capital Corp.	350,000	5.88	01/14/2038	386,358
Goldman Sachs Group, Inc.	790,000	5.95	01/18/2018	893,016
Goldman Sachs Group, Inc.	1,430,000	5.25	07/27/2021	1,543,185
HSBC Holdings PLC	780,000	4.00	03/30/2022	793,658
International Business Machines Corp.	800,000	1.63	05/15/2020	751,584
JPMorgan Chase & Co.	1,500,000	6.00	01/15/2018	1,722,480
JPMorgan Chase Bank N.A.	835,000	6.00	10/01/2017	955,365
Kellogg Co.	150,000	1.75	05/17/2017	150,579
Kraft Foods, Inc.	1,450,000	6.50	08/11/2017	1,686,249
Kroger Co.	740,000	6.40	08/15/2017	852,806
Lockheed Martin Corp.	695,000	3.35	09/15/2021	694,159
MetLife, Inc.	1,500,000	6.75	06/01/2016	1,718,910
Morgan Stanley	480,000	5.95	12/28/2017	543,062
Morgan Stanley	270,000	7.30	05/13/2019	323,066

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
News America, Inc.	475,000	6.15	03/01/2037	516,539
Northrop Grumman Corp.	1,140,000	1.75	06/01/2018	1,118,887
Pacific Gas & Electric Co.	580,000	5.63	11/30/2017	666,234
PepsiCo Inc.	720,000	2.75	03/01/2023	674,402
Petrobras Global Finance B.V.	365,000	2.00	05/20/2016	362,642
Raytheon Co.	735,000	6.40	12/15/2018	881,882
Rio Tinto Finance USA PLC.	460,000	2.25	12/14/2018	453,546
Shell International Finance Bv	420,000	3.40	08/12/2023	415,225
Southwestern Electric Power Co.	800,000	5.88	03/01/2018	907,088
Spectra Energy Capital LLC	550,000	8.00	10/01/2019	668,861
Stryker Corp.	605,000	1.30	04/01/2018	590,208
Suncor Energy, Inc.	1,525,000	6.10	06/01/2018	1,786,355
Thermo Fisher Scientific, Inc.	415,000	3.20	05/01/2015	428,629
Thermo Fisher Scientific, Inc.	250,000	3.20	03/01/2016	260,425
Time Warner Cable, Inc.	725,000	8.25	02/14/2014	744,205
Time Warner Cable, Inc.	370,000	7.30	07/01/2038	368,180
Time Warner Cable, Inc.	215,000	5.50	09/01/2041	176,298
Total Capital SA	685,000	2.13	08/10/2018	691,165
Verizon Communications Inc.	1,765,000	6.40	09/15/2033	1,960,050
Verizon Communications, Inc.	275,000	3.85	11/01/2042	217,154
Vodafone Group PLC	700,000	2.95	02/19/2023	643,118
Waste Management, Inc.	195,000	2.60	09/01/2016	201,517

				50,579,520

Mortgage Pass — Through — 0.4%
Fannie Mae Pool TBA 30YR	538,722	5.50	12/01/2033	588,435

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool TBA 30YR	362,728	5.00	07/01/2035	393,669
Fannie Mae Pool TBA 30YR	1,267,604	5.50	08/01/2037	1,385,111
Fannie Mae Pool TBA 30YR	789,462	5.50	11/01/2037	862,227
Fannie Mae Pool TBA 30YR	287,255	5.50	11/01/2037	313,832

				3,543,274

Municipal — 0.0%
Southern California Edison Co	610,000	3.50	10/01/2023	609,122

US Treasury — 10.9%
US Treasury Bond(a)	3,930,000	3.13	11/15/2041	3,544,113
US Treasury Bond	7,440,000	3.13	02/15/2042	6,698,455
US Treasury Bond	985,000	3.00	05/15/2042	863,185
US Treasury Bond	4,360,000	2.75	08/15/2042	3,614,658
US Treasury Bond	2,040,000	2.88	05/15/2043	1,731,797
US Treasury Note	58,480,000	0.25	10/31/2013	58,484,678
US Treasury Note	590,000	2.75	10/31/2013	591,245
US Treasury Note	3,965,000	1.38	06/30/2018	3,975,824
US Treasury Note	3,205,000	1.38	09/30/2018	3,202,692
US Treasury Note	1,350,000	2.00	09/30/2020	1,348,583
US Treasury Note	17,915,000	2.00	02/15/2023	17,062,604
US Treasury Note	1,465,000	2.50	08/15/2023	1,450,013
US Treasury Bond	1,200,000	2.75	11/15/2042	993,312

				103,561,159

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Collective Investment Funds — 0.1%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	666,242	—		666,242

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				175,105,365	—	(2,594,417)	172,510,948

TOTAL JENNISON MANAGED PORTFOLIO				175,105,365	—	(2,594,417)	$172,510,948

PIMCO MANAGED PORTFOLIO — 17.9%
Corporate — 2.1%
Citigroup, Inc. GLBL SR NT	2,000,000	8.50	05/22/2019	2,557,462
Ford Motor Credit Co. LLC	1,600,000	1.00	08/28/2014	1,608,306
Goldman Sachs Group, Inc. GLBL SR NT	2,000,000	7.50	02/15/2019	2,419,278
HSBC Bank USA	800,000	2.38	02/13/2015	818,231
JPMorgan Chase & Co.	3,000,000	3.45	03/01/2016	3,160,743
Merrill Lynch & Co., Inc.	2,700,000	6.88	04/25/2018	3,185,141
Morgan Stanley	2,650,000	7.30	05/13/2019	3,174,583
Shell International Finance B.V.	100,000	1.13	08/21/2017	99,359
Verizon Communications Inc.	1,000,000	—	09/14/2018	1,054,886
Vesey Street Investment Trust I	1,400,000	—	09/01/2016	1,497,050

				19,575,039

Mortgage Pass — Through — 5.0%
Fannie Mae Pool #AA4746	77,562	3.50	11/01/2025	82,640
Fannie Mae Pool #AA4777	1,061,237	3.50	12/01/2025	1,123,566
Fannie Mae Pool #AB4698	196,635	4.00	03/01/2042	207,733
Fannie Mae Pool #AB4955	325,571	4.00	04/01/2042	344,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #AE3507	654,893	3.50	02/01/2026	692,633
Fannie Mae Pool #AH0562	453,632	3.50	01/01/2026	479,610
Fannie Mae Pool #AH0634	20,728	3.50	01/01/2026	21,906
Fannie Mae Pool #AH1708	55,546	3.50	03/01/2026	58,748
Fannie Mae Pool #AH3613	340,972	3.50	01/01/2026	360,637
Fannie Mae Pool #AI9734	78,778	3.50	08/01/2026	83,323
Fannie Mae Pool #AK3107	140,348	4.00	02/01/2042	148,013
Fannie Mae Pool #AL2171	313,360	4.00	06/01/2042	330,533
Fannie Mae Pool #AL2382	644,720	4.00	02/01/2042	680,006
Fannie Mae Pool #AP6021	2,999,999	3.00	04/01/2043	2,938,966
Fannie Mae Pool #AU3353	1,999,999	3.00	08/01/2043	1,959,310
Fannie Mae Pool TBA 30YR	1,000,000	2.50	10/10/2043	929,375
Fannie Mae Pool TBA 30YR	4,000,000	4.00	11/13/2043	4,183,125
Fannie Mae Pool TBA 30YR	1,000,000	5.00	11/13/2043	1,081,719
Fannie Mae REMICS, Series 2011-87, Class FJ	2,410,167	1.00	09/25/2041	2,437,169
Freddie Mac Gold Pool #A9-4882	5,644,719	4.00	11/01/2040	5,917,263
Freddie Mac Gold Pool #A9-6689	4,547,421	4.00	01/01/2041	4,767,185
Freddie Mac Gold Pool #A9-6946	3,312,938	4.00	02/01/2041	3,473,043
Freddie Mac Gold Pool 15YR E0-2696	105,289	4.00	05/01/2025	111,649
Freddie Mac Gold Pool 15YR E0-2697	375,536	4.00	06/01/2025	398,274
Freddie Mac Gold Pool 15YR E0-2703	260,815	4.00	07/01/2025	276,613

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Gold Pool 15YR E0-2860	91,196	4.00	03/01/2026	96,782
Freddie Mac Gold Pool 15YR G1-3854	442,875	4.00	07/01/2025	469,744
Freddie Mac Gold Pool 15YR G1-8348	19,170	4.00	05/01/2025	20,334
Freddie Mac Gold Pool 15YR G1-8358	84,822	4.00	07/01/2025	89,975
Freddie Mac Gold Pool 15YR G1-8379	66,648	4.00	02/01/2026	70,738
Freddie Mac Gold Pool 15YR G1-8391	368,123	4.00	06/01/2026	390,813
Freddie Mac Gold Pool 15YR J1-1909	277,677	4.00	03/01/2025	294,433
Freddie Mac Gold Pool 15YR J1-2045	12,636	4.00	05/01/2025	13,401
Freddie Mac Gold Pool 15YR J1-2397	126,988	4.00	06/01/2025	134,683
Freddie Mac Gold Pool 15YR J1-2567	159,646	4.00	07/01/2025	169,298
Freddie Mac Gold Pool 15YR J1-3008	1,725,185	4.00	10/01/2025	1,829,631
Freddie Mac Gold Pool 15YR J1-3047	826,115	4.00	09/01/2025	876,158
Freddie Mac Gold Pool 15YR J1-3139	30,565	4.00	10/01/2025	32,420

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Freddie Mac Gold Pool 15YR J1-3245	218,133	4.00	10/01/2025	231,344
Freddie Mac Gold Pool 15YR J1-3928	193,694	4.00	12/01/2025	205,471
Freddie Mac Gold Pool 15YR J1-4450	1,971,312	4.00	02/01/2026	2,091,185
Freddie Mac Gold Pool 15YR J1-5186	165,018	4.00	04/01/2026	175,119
Freddie Mac Gold Pool 15YR J1-5232	396,552	4.00	05/01/2026	420,778
Freddie Mac Gold Pool 15YR J1-5513	110,492	4.00	05/01/2026	117,114
Freddie Mac Gold Pool 15YR J1-5643	223,233	4.00	06/01/2026	236,977
Freddie Mac Gold Pool 15YR J1-6147	157,902	4.00	07/01/2026	167,647
Ginnie Mae Pool TBA 15YR #AC2055X	879,781	2.50	11/15/2027	886,322
Ginnie Mae Pool TBA 15YR #AE7714X	5,989,818	3.00	08/15/2043	5,926,523

				48,033,974

Municipal — 0.8%
City of Honolulu Hawaii	2,600,000	5.00	11/01/2024	3,032,978
Massachusetts State	2,500,000	—	01/01/2018	2,489,750
New York State Thruway Authority	700,000	5.00	03/15/2026	783,643

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Municipal (Continued)
New York State Thruway Authority	900,000	5.00	03/15/2027	998,235
Omaha Public Power District	400,000	5.00	02/01/2026	449,452

				7,754,058

US Treasury — 10.8%
US Treasury Bond	206,756	0.75	02/15/2042	177,479
US Treasury Inflation Indexed Bonds	4,560,248	0.63	07/15/2021	4,752,098
US Treasury Inflation Indexed Bonds	2,889,796	0.13	01/15/2022	2,856,610
US Treasury Inflation Indexed Bonds	3,250,496	0.13	07/15/2022	3,205,168
US Treasury Note	8,800,000	0.25	05/31/2014	8,810,138
US Treasury Note	3,000,000	0.25	06/30/2014	3,003,633
US Treasury Note	1,900,000	0.25	09/15/2014	1,902,635
US Treasury Note	8,100,000	0.13	12/31/2014	8,096,517
US Treasury Note	7,300,000	0.25	02/15/2015	7,305,986
US Treasury Note	4,400,000	0.25	09/15/2015	4,388,399
US Treasury Note	5,000,000	0.25	10/15/2015	4,984,473
US Treasury Note	5,000,000	2.13	12/31/2015	5,194,335
US Treasury Note	2,000,000	1.88	08/31/2017	2,065,312
US Treasury Note	1,000,000	2.75	02/28/2018	1,067,344
US Treasury Note	900,000	2.38	05/31/2018	944,578
US Treasury Note	3,500,000	1.38	06/30/2018	3,509,433
US Treasury Note	4,000,000	2.25	07/31/2018	4,171,876
US Treasury Note	3,700,000	1.63	08/15/2022	3,471,928
US Treasury Note	807,776	0.13	01/15/2023	785,265
US Treasury Note	300,000	2.00	02/15/2023	288,750
US Treasury Note	800,000	0.13	07/31/2014	800,234

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note	2,000,000	0.50	08/15/2014	2,006,836
US Treasury Note	900,000	0.25	08/31/2014	901,143
US Treasury Note	900,000	0.25	09/30/2014	901,248
US Treasury Note	26,700,000	1.00	07/31/2018	26,749,021
US Treasury Note	100,000	1.50	08/31/2018	100,676

				102,441,115

Collective Investment Funds — 0.1%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	1,054,507	—		1,054,504

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($ )	Wrapper Contracts at Fair Value ($ )	Adjustments of Fair Value to Contract Value ($ )	Investment at Contract Value ($ )
PIMCO MANAGED PORTFOLIO (Continued)
SECURITY SOLD, NOT YET PURCHASED — (-0.9%)
Fannie Mae Pool TBA 30YR	(8,000,000)	4.00	10/10/2043	(8,363,750)

TOTAL ING				170,494,940	—	(9,445,731)	161,049,209

TOTAL PIMCO MANAGED PORTFOLIO				170,494,940	—	(9,445,731)	$161,049,209

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				864,484,023	—	(4,752,915)	$859,731,108

SHORT-TERM INVESTMENTS — 9.4%
Northern Trust Global Investments — Collective Government Short-Term Investment Fund	89,635,925			89,635,925

(Cost $89,635,925)

TOTAL INVESTMENTS — 100.2%				954,119,948
Liabilities Less Other Assets — (-0.2%)				(2,132,668)

NET ASSETS — (100.0%)				$951,987,280

(a)	All or a portion of security has been pledged as collateral to cover margin requirements for open futures contracts.

The Synthetic Guaranteed Investment Contracts are being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

As of September 30, 2013, the Stable Asset Return Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long (Short)
2 Year U.S. Treasury Note Futures	(79)	$17,400,836	December 2013	$(47,953)
5 Year U.S. Treasury Note Futures	(113)	13,678,084	December 2013	(182,067)
10 Year U.S. Treasury Note Futures	(11)	1,390,276	December 2013	(19,317)
Ultra Treasury Bond Futures	(4)	568,367	December 2013	(19,125)
U.S. Treasury Bond Futures	(48)	6,401,910	December 2013	(155,797)

				$(424,259)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $350,627,386 and $385,922,823, respectively)	$356,871,336	(a)	$400,093,026	(b)
Investments in collective investment funds, at value (cost $147,083,388 and $1,135,000, respectively)	146,896,738		1,116,098
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $0 and $165,131, respectively)	—		165,131
Foreign currency, at value (cost $55,037 and $256,446, respectively)	54,110		254,848
Cash	713,306		55,008
Deposit with broker for open swap contracts	748,698		—
Deposit with broker for investments sold on TBA commitment transactions	—		1,932,028
Receivable for investments sold on TBA commitment transactions	—		5,365,781
Receivable for investments sold	15,962,666		67,135,313
Receivable for fund units sold	301,217		84,173
Interest and dividends receivable	1,675,166		2,038,458
Receivable for futures variation margin	7,963		7,047
Unrealized appreciation of forward currency exchange contracts	300,780		133,338
Swap premiums paid	12,658		97,716
Unrealized appreciation on swap agreements	505,077		1,868,351
Other assets	13,920		11,183

Total assets	524,063,635		480,357,499

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $500,517 and $1,061,094, respectively)	500,548		1,060,781
Payable for cash collateral received on securities loaned	147,083,388		1,135,000
Payable for investments purchased on TBA commitment transactions	12,953,242		49,364,531
Payable for investments purchased	17,029,036		41,876,055
Payable for fund units redeemed	116,286		—
Swap premiums received	8,328		51,735
Unrealized depreciation on swap agreements	404,865		105,249
Due to broker for open swap contracts	399,204		2,031,635
Due to broker for investments purchased on TBA commitment transactions	90,000		866,250
Payable for futures variation margin	2,679		313
Unrealized depreciation of forward currency exchange contracts	1,010,692		1,137,084
Investment advisory fee payable	70,849		81,448
ING — program fee payable	136,058		164,860
Trustee, management and administration fees payable	23,316		28,263
ABA Retirement Funds — program fee payable	18,095		23,578
Payable for legal and audit services	56,517		38,669
Payable for compliance consultant fees	19,764		29,755
Payable for reports to unitholders	10,742		5,777
Payable for registration fees	30,798		42,139
Other accruals	2,954		13,904

Total liabilities	179,967,361		98,057,026

Net Assets (equivalent to $28.28 and $29.11 per unit based on 12,169,166 and 13,131,917 units outstanding, respectively)	$344,096,274		$382,300,473

(a)	Includes securities on loan with a value of $143,921,232 (See Note 5).
(b)	Includes securities on loan with a value of $1,111,546.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Dividends	$28,125	$28,125	$84,375	$84,375
Interest	2,045,039	2,162,725	5,698,468	8,253,201
Interest — affiliated issuers	49	506	1,112	1,372
Securities lending income, net	34,886	3,816	38,814	18,893

Total investment income	2,108,099	2,195,172	5,822,769	8,357,841

Expenses
ING — program fee	442,567	496,307	1,398,867	1,459,683
Trustee, management and administration fees	76,236	85,944	240,008	254,372
Investment advisory fee	221,015	241,025	687,796	712,120
ABA Retirement Funds — program fee	59,671	69,996	190,888	206,414
Legal and audit fees	30,016	34,599	96,460	87,609
Compliance consultant fees	3,073	5,745	26,956	36,907
Reports to unitholders	1,552	—	4,964	3,739
Registration fees	3,979	23,864	31,643	60,261
Other fees	923	3,143	7,113	12,422

Total expenses	839,032	960,623	2,684,695	2,833,527

Less: Expense reimbursement	(11,708)	(11,405)	(38,331)	(38,839)

Net expenses	827,324	949,218	2,646,364	2,794,688

Net investment income (loss)	1,280,775	1,245,954	3,176,405	5,563,153

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(7,018,486)	7,077,481	(5,722,801)	11,459,157
Foreign currency transactions	(499,545)	(423,289)	(325,391)	(915,220)
Futures contracts	656,066	16,255	883,056	2,074,861
Swap contracts	(121,061)	7,971	523,134	963,917

Net realized gain (loss)	(6,983,026)	6,678,418	(4,642,002)	13,582,715

Change in net unrealized appreciation (depreciation) on:
Investments	7,067,887	1,275,255	(8,099,067)	6,368,031
Foreign currency transactions	(34,201)	(583,032)	294,003	(367,107)
Futures contracts	(474,398)	(27,839)	47,421	(1,859,858)
Swap contracts	75,438	164,328	(1,664,997)	848,798

Change in net unrealized appreciation (depreciation)	6,634,726	828,712	(9,422,640)	4,989,864

Net realized and unrealized gain (loss)	(348,300)	7,507,130	(14,064,642)	18,572,579

Net increase (decrease) in net assets resulting from operations	$932,475	$8,753,084	$(10,888,237)	$24,135,732

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$3,176,405
Net realized gain (loss)	(4,642,002)
Change in net unrealized appreciation (depreciation)	(9,422,640)

Net increase (decrease) in net assets resulting from operations	(10,888,237)

From unitholder transactions
Proceeds from units issued	35,643,940
Cost of units redeemed	(62,959,902)

Net increase (decrease) in net assets from unitholder transactions	(27,315,962)

Net increase (decrease) in net assets	(38,204,199)
Net Assets
Beginning of period	382,300,473

End of period	$344,096,274

Number of units
Outstanding-beginning of period	13,131,917
Issued	1,236,156
Redeemed	(2,198,907)

Outstanding-end of period	12,169,166

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$0.17	$0.16	$0.46	$0.62
Expenses†,††	(0.07)	(0.07)	(0.21)	(0.21)

Net investment income (loss)	0.10	0.09	0.25	0.41
Net realized and unrealized gain (loss)	(0.01)	0.57	(1.08)	1.37

Net increase (decrease) in unit value	0.09	0.66	(0.83)	1.78
Net asset value at beginning of period	28.19	28.34	29.11	27.22

Net asset value at end of period	$28.28	$29.00	$28.28	$29.00

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.94%	0.99%	0.96%	0.98%
Ratio of net investment income (loss) to average net assets*	1.45%	1.29%	1.16%	1.96%
Portfolio turnover**,†††	76%	182%	229%	407%
Total return**	0.32%	2.33%	(2.85)%	6.54%
Net assets at end of period (in thousands)	$344,096	$387,307	$344,096	$387,307

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES — 1.2%
Collateralized Mortgage Obligations (CMO) — 1.2%
Bear Stearns Adjustable Rate Mortgage Trust 2.73% 2/25/2033(a)	$16,413	$16,612
Bear Stearns Alt-A Trust 2.67% 5/25/2035(a)	627,263	623,876
FHLMC Structured Pass Through Securities 1.55% 7/25/2044(a)	1,608,123	1,637,267
Merrill Lynch Mortgage Investors Trust 0.39% 2/25/2036(a)	500,177	454,450
Morgan Stanley Mortgage Loan Trust 2.26% 6/25/2036(a)	403,291	366,774
Residential Funding Mortgage Securities I 6.50% 3/25/2032	28,312	29,703
Salomon Brothers Mortgage Securities VII, Inc. 0.68% 5/25/2032(a)(b)	33,169	30,173
Structured Asset Investment Loan Trust 0.88% 3/25/2034(a)	850,788	781,199
WaMu Mortgage Pass Through Certificates 0.47% 7/25/2045(a)	351,255	323,557
Washington Mutual MSC Mortgage Pass-Through Certificates 2.09% 2/25/2033(a)	3,402	3,305

		4,266,916

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,252,342)		4,266,916

U.S. GOVERNMENT & AGENCY OBLIGATIONS — 76.4%
AGENCY MORTGAGE BACKED SECURITIES — 21.8%
Federal Home Loan Mortgage Corp. (FHLMC) — 1.8%
FHLMC
4.00% 9/1/2040 - 12/1/2040	3,959,965	4,140,378
4.50% 1/1/2029 - 8/1/2041	1,410,924	1,503,367
7.50% 7/1/2021 - 9/1/2032	231,327	268,447
8.00% 11/1/2029 - 6/1/2031	73,480	82,339
8.50% 3/1/2030 - 10/1/2030	23,344	26,671
9.50% 4/15/2020	2,831	3,153
10.00% 9/1/2017 - 11/1/2020	9,606	10,845
10.50% 12/1/2020 - 2/1/2021	1,509	1,741
11.00% 9/1/2020	515	539

		6,037,480

Federal National Mortgage Association (FNMA) — 14.8%
FNMA
1.60% 4/1/2032(a)	25,824	26,783
2.50% 7/1/2028 - 8/1/2028	999,900	1,006,402
3.50% 9/1/2018 - 5/1/2026	3,559,203	3,759,344
4.00% 11/1/2040	289,513	305,735
4.50% 8/1/2040 - 11/1/2040	31,035	33,498
5.00% 1/1/2021	105,286	112,763
7.00% 8/1/2030 - 6/1/2032	373,503	424,100
7.50% 3/1/2030 - 2/1/2032	112,766	128,176
8.00% 5/1/2029 - 4/1/2032	274,001	321,046
8.50% 9/25/2020 - 1/1/2031	400,352	468,300
9.50% 4/1/2030	36,938	44,454
10.00% 5/1/2022 - 11/1/2024	20,433	23,101

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
10.50% 10/1/2018	$3,203	$3,590
11.00% 9/1/2019	3,021	3,223
11.50% 11/1/2019	387	396
Pool #AB7059
2.50% 11/1/2042	999,999	930,075
Pool #AB8804
2.50% 3/1/2043	999,999	929,998
Pool #AR5408
2.50% 2/1/2043	1,000,000	930,013
Pool #AT2717
2.50% 5/1/2043	1,000,000	929,999
Pool #AT5900
3.00% 6/1/2043	29,999,980	29,333,410
Pool TBA
3.00% 10/1/2043(c)	6,000,000	5,861,250
4.00% 12/31/2049(c)	1,000,000	1,045,469
4.50% 12/31/2049(c)	1,000,000	1,065,000
5.00% 12/31/2049(c)	3,000,000	3,244,689

		50,930,814

Government National Mortgage Association (GNMA) — 5.2%
GNMA
0.03% 3/15/2043 - 8/15/2043	172,523	170,376
1.63% 4/20/2025 - 12/20/2027(a)	27,952	29,065
1.75% 9/20/2027(a)	5,408	5,622
2.00% 4/20/2025 - 10/20/2025(a)	55,106	57,102
2.50% 2/20/2025 - 4/20/2028(a)	1,987,648	2,006,451
3.00% 5/20/2025 - 2/15/2043(a)	832,493	822,459
9.00% 12/15/2017	9,567	10,426
9.50% 12/15/2017 - 12/15/2021	28,748	31,041
10.00% 5/15/2019 - 2/15/2025	115,545	129,395
10.50% 9/15/2017 - 5/15/2019	18,906	19,782
11.00% 9/15/2015 - 2/15/2025	10,345	10,920
Pool #AD1732
2.50% 2/15/2043	1,000,000	932,860
Pool #AD9741
3.00% 6/15/2043	340,190	335,957
Pool #AE2028
3.00% 7/15/2043	659,810	651,601
Pool #AE7511
3.00% 6/15/2043	12,999,996	12,838,250

		18,051,307

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS — 54.6%
U.S. Treasury Bonds — 4.8%
United States Treasury Bonds
8.13% 5/15/2021		$2,300,000	$3,281,093
8.75% 8/15/2020		9,100,000	13,138,125

			16,419,218

U.S. Treasury Inflation Protected Securities — 6.4%
United States Treasury Inflation Protected Securities
0.13% 1/15/2022 - 1/15/2023(d)		9,500,000	9,608,042
0.75% 2/15/2042(d)		400,000	353,908
1.13% 1/15/2021(d)		8,200,000	9,428,062
2.13% 2/15/2040 - 2/15/2041(d)		2,200,000	2,785,711

			22,175,723

U.S. Treasury Notes — 43.3%
United States Treasury Notes
0.13% 7/31/2014(d)		19,000,000	19,004,446
0.25% 1/31/2014 - 2/15/2015(d)		36,100,000	36,132,344
0.38% 11/15/2014		4,800,000	4,812,187
0.50% 8/15/2014		8,300,000	8,327,880
0.75% 2/28/2018(d)		1,700,000	1,667,062
1.25% 2/29/2020(d)		8,300,000	7,988,750
1.38% 7/31/2018 - 2/28/2019(d)		27,400,000	27,439,629
1.50% 8/31/2018(d)		13,300,000	13,388,325
1.88% 8/31/2017 - 9/30/2017(d)		6,700,000	6,913,687
2.00% 7/31/2020 - 2/15/2022(d)		10,500,000	10,458,554
2.63% 8/15/2020(d)		9,300,000	9,706,150
3.13% 5/15/2021(d)		2,900,000	3,099,375

			148,938,389

US Treasury — 0.1%
US Treasury Note
0.25% 5/31/2014		500,000	500,547

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $259,115,416)			263,053,478

FOREIGN GOVERNMENT OBLIGATIONS — 1.1%
AUSTRALIA — 0.7%
Australia Government Bond
4.75%, 6/15/2016	AUD	500,000	491,175
5.75%, 5/15/2021	AUD	1,900,000	2,022,354

			2,513,529

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount		Value
FOREIGN GOVERNMENT OBLIGATIONS (Continued)
GERMANY — 0.4%
Bundesrepublik Deutschland
4.25%, 1/4/2014	EUR	900,000	$1,230,879

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $3,748,517)			3,744,408

MUNICIPALS — 6.5%
California — 2.0%
Bay Area Toll Authority Bridge San Francisco Variable Revenue Bonds, Series D1
0.97%, 4/1/2045 (a)		2,000,000	1,997,000
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040		1,700,000	2,223,005
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.55%, 4/1/2039		900,000	1,167,759
7.50%, 4/1/2034		400,000	507,464
Irvine Ranch Water District Joint Powers Agency Taxable Revenue Refunding Bonds, Issue 1
2.39%, 3/15/2014		500,000	499,895
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049		300,000	371,253

			6,766,376

Illinois — 1.0%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A
6.90%, 12/1/2040		1,600,000	1,796,832
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040		1,600,000	1,796,832

			3,593,664

Indiana — 0.2%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024		500,000	544,905

Massachusetts — 0.8%
Massachusetts State Consolidated Loan G.O. Limited Bonds, Series D
0.49%, 1/1/2018 (a)		2,900,000	2,882,281

New York — 0.1%
Port Authority of New York & New Jersey Consolidated 174th Revenue Bonds
4.46%, 10/1/2062		600,000	505,638

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
North Carolina — 1.1%
North Carolina State Infrastructure Finance Corp. Capital Improvement COPS, Series A (AGM Insured)
5.00%, 5/1/2025	$3,300,000	$3,662,868

Texas — 1.3%
Lower Colorado River Authority Transmission Contract Services Revenue Refunding Bonds, Series A
5.00%, 5/15/2025	4,000,000	4,385,960

TOTAL MUNICIPALS (cost $20,507,243)		22,341,692

BANK LOANS — 1.0%
Technology — 0.3%
Dell, Inc. (Second Lien) 0.75% 11/6/13(e)(f)	400,000	398,000
Dell, Inc. 0.75% 11/6/13(e)(f)	700,000	696,500

		1,094,500

Utilities — 0.7%
Texas Competitive Electric Holdings Co. LLC 0.73% 10/10/14(a)(e)	3,450,157	2,319,154

TOTAL BANK LOANS (cost $4,518,089)		3,413,654

CORPORATE BONDS — 17.0%
COMMUNICATIONS — 0.7%
Telecommunications — 0.7%
Verizon Communications, Inc.
5.15%, 9/15/2023	1,700,000	1,822,036
6.55%, 9/15/2043	500,000	564,469

		2,386,505

		2,386,505

CONSUMER, CYCLICAL — 0.0%
Retail — 0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	48,609	55,465

ENERGY — 1.2%
Coal — 0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	201,000

Oil & Gas — 1.1%
EOG Resources, Inc. 1.02%, 2/3/2014(a)	3,900,000	3,908,093

		4,109,093

FINANCIAL — 15.1%
Banks — 7.5%
Ally Financial, Inc. 3.65%, 6/20/2014(a)	800,000	808,040
Citigroup, Inc.
1.04%, 4/1/2016(a)	2,000,000	2,004,580
6.13%, 11/21/2017	900,000	1,034,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	$1,100,000	$1,175,338
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	506,330
Goldman Sachs Group, Inc.
0.70%, 3/22/2016(a)	1,600,000	1,586,491
6.25%, 9/1/2017	3,515,000	4,010,232
6.75%, 10/1/2037	200,000	208,727
JPMorgan Chase & Co.
4.25%, 10/15/2020	1,400,000	1,467,864
6.30%, 4/23/2019	1,400,000	1,640,272
Lloyds TSB Bank PLC 12.00%, 12/16/2024(a)(b)	2,500,000	3,325,000
Morgan Stanley
0.57%, 1/9/2014(a)	400,000	399,896
0.75%, 10/15/2015(a)	700,000	694,667
5.55%, 4/27/2017	4,400,000	4,875,820
6.00%, 4/28/2015	1,400,000	1,502,001
Wells Fargo & Co. 7.98%, 3/29/2049(a)(d)	600,000	660,000

		25,900,239

Diversified Financial Services — 6.5%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	950,015
6.40%, 10/2/2017	400,000	466,625
7.25%, 2/1/2018	900,000	1,077,976
Ford Motor Credit Co. LLC
1.36%, 8/28/2014(a)	1,800,000	1,808,939
7.00%, 10/1/2013	2,400,000	2,400,000
General Electric Capital Corp. 1.00%, 12/11/2015	5,800,000	5,806,925
Lehman Brothers Holdings, Inc. 5.63%, 1/24/2049(e)(g)	5,300,000	1,378,000
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,674,580
6.40%, 8/28/2017	4,100,000	4,714,754

		22,277,814

Insurance — 1.1%
American International Group, Inc. 8.25%, 8/15/2018	2,900,000	3,615,807

		51,793,860

TOTAL CORPORATE BONDS (cost $56,985,779)		58,344,923

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

	Principal Amount	Value
CONVERTIBLE PREFERRED STOCK — 0.5%
FINANCIAL — 0.5%
Banks — 0.5%
Wells Fargo & Co. 7.50%, 12/31/2049	$1,500	$1,706,265

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,706,265

INVESTMENT FUNDS — 42.7%
Collective Investment Funds — 42.7%
ABA Members Collateral Fund(h)	147,083,388	146,896,738

TOTAL INVESTMENT FUNDS (cost $147,083,388)		146,896,738

TOTAL INVESTMENTS — 146.4% (cost $497,710,774)		503,768,074
Liabilities Less Other Assets — (46.4)%		(159,671,800)

NET ASSETS —100.0%		$344,096,274

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	All or a portion of security is a TBA.
(d)	All or a portion of security is on loan.
(e)	Interest rates represent the annualized yield.
(f)	All or a portion is When Issued Security.
(g)	Issuer has defaulted on terms of debt obligation.
(h)	Represents security purchased with cash collateral received for securities on loan.

As of September 30, 2013, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Short
French Government Bond OAT Futures	(11)	$1,971,631	December 2013	$(32,867)
Long
90 Day Eurodollar Futures	49	12,197,938	September 2014	14,604
90 Day Eurodollar Futures	49	12,187,525	December 2014	19,164
90 Day Eurodollar Futures	49	12,174,050	March 2015	24,677
90 Day Eurodollar Futures	49	12,156,288	June 2015	31,754

				$57,332

As of September 30, 2013, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Morgan Stanley	Brazilian Real	648,014	$285,783	10/02/13	$6,602
Purchase	Chase Manhattan Bank	Euro	5,724,000	7,449,786	10/11/13	294,158

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2013

Unaudited

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Sale	Bank of America	Australian Dollar	2,931,000	$2,619,156	10/02/13	$(115,174)
Sale	Morgan Stanley	Brazilian Real	648,014	268,368	10/02/13	(24,018)
Sale	UBS Securities	Australian Dollar	2,927,000	2,723,574	11/04/13	(293)
Sale	Morgan Stanley	Brazilian Real	648,014	283,775	11/04/13	(6,040)
Sale	Chase Manhattan Bank	Euro	5,724,000	6,942,783	10/11/13	(801,161)
Sale	Morgan Stanley	Euro	13,000	17,591	12/17/13	1
Sale	UBS Securities	Euro	14,000	18,963	12/17/13	19
Sale	UBS Securities	Euro	15,000	20,046	12/17/13	(251)
Sale	UBS Securities	Euro	927,000	1,190,667	01/06/14	(63,755)

						$(709,912)

At September 30, 2013, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate (b)	Fixed Rate	Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
1,031,957 BRL	Bank of America	01/02/2015	CDI-BRL	7.59%	$(14,000)	$(1,488)	$(12,512)
9,873,575 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL	7.80%	(120,411)	(2,162)	(118,249)
1,208,691 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL	8.27%	(10,671)	(1,823)	(8,848)
1,120,099 BRL	UBS AG	01/02/2015	CDI-BRL	8.56%	(8,210)	35	(8,245)
405,066 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL	8.63%	(2,486)	2,136	(4,622)
15,045,258 BRL	Bank of America	01/02/2015	CDI-BRL	9.89%	196,879	—	196,879
22,943,367 BRL	Morgan Stanley Capital Services	01/02/2015	CDI-BRL	9.93%	310,010	4,792	305,218
231,060 BRL	UBS AG	01/02/2015	CDI-BRL	9.93%	3,084	104	2,980
1,593,933 BRL	Credit Suisse Securities	01/02/2017	CDI-BRL	8.50%	(57,409)	(1,352)	(56,057)
2,244,508 BRL	Barclays Bank PLC	01/02/2017	CDI-BRL	8.59%	(78,673)	3,888	(82,561)
2,066,160 BRL	Bank of America	01/02/2017	CDI-BRL	8.86%	(58,410)	1,703	(60,113)
861,067 BRL	UBS AG	01/02/2017	CDI-BRL	8.90%	(25,685)	(922)	(24,763)
1,003,663 BRL	Credit Suisse Securities	01/02/2017	CDI-BRL	8.94%	(29,476)	(581)	(28,895)

					$104,542	$4,330	$100,212

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI — BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $533,931,690 and $538,833,288, respectively)	$761,839,640	(a)	$680,606,705	(b)
Investments in collective investment funds, at value (cost $82,503,785 and $28,867,932, respectively)	83,157,385		28,845,789
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $13,596,037 and $17,967,005,respectively)	13,596,037		17,967,005
Receivable for investments sold	14,341,173		11,835,910
Receivable for fund units sold	211		3,468
Interest and dividends receivable	977,347		756,149
Tax reclaims receivable	67,878		78,983
Other assets	28,033		23,263

Total assets	874,007,704		740,117,272

Liabilities
Payable for cash collateral received on securities loaned	50,023,914		10,442,011
Payable for investments purchased	14,784,769		1,694,206
Payable for fund units redeemed	854,338		1,253,532
Investment advisory fee payable	184,293		178,317
ING — program fee payable	340,133		305,225
Trustee, management and administration fees payable	58,143		54,881
ABA Retirement Funds — program fee payable	45,431		43,611
Payable for legal and audit services	123,995		82,539
Payable for compliance consultant fees	43,759		58,518
Payable for reports to unitholders	22,206		11,582
Payable for registration fees	66,734		81,558
Other accruals	6,534		27,973

Total liabilities	66,554,249		14,233,953

Net Assets (equivalent to $19.76 and $16.28 per unit based on 40,867,658 and 44,593,610 units outstanding, respectively)	$807,453,455		$725,883,319

(a)	Includes securities on loan with a value of $48,680,420. (See Note 5)
(b)	Includes securities on loan with a value of $10,183,689.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Operations

Unaudited

	For the Period July 1, 2013 to September 30, 2013	For the Period July 1, 2012 to September 30, 2012	For the Period January 1, 2013 to September 30, 2013	For the Period January 1, 2012 to September 30, 2012
Investment income
Dividends (net of foreign tax expense of $9,708, $827, $13,108, and $1,107, respectively)	$3,795,119	$3,387,524	$10,684,782	$9,907,555
Interest — affiliated issuers	6,563	13,297	26,025	37,719
Securities lending income, net	35,649	11,678	95,465	30,308

Total investment income	3,837,331	3,412,499	10,806,272	9,975,582

Expenses
ING — program fee	1,029,241	959,289	3,005,242	2,889,130
Trustee, management and administration fees	177,214	166,236	515,613	500,812
Investment advisory fee	561,630	541,228	1,621,439	1,618,764
ABA Retirement Funds — program fee	138,951	135,398	410,080	408,594
Legal and audit fees	69,463	67,457	207,162	173,185
Compliance consultant fees	9,820	10,205	59,027	72,207
Reports to unitholders	3,592	—	10,622	7,440
Registration fees	12,760	46,666	69,246	119,084
Other fees	2,597	1,939	17,593	16,820

Total expenses	2,005,268	1,928,418	5,916,024	5,806,036

Less: Expense reimbursement	(25,501)	(22,159)	(77,906)	(77,937)

Net expenses	1,979,767	1,906,259	5,838,118	5,728,099

Net investment income (loss)	1,857,564	1,506,240	4,968,154	4,247,483

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	25,984,689	14,971,442	59,074,209	45,769,075
Foreign currency transactions	21	—	21	—

Net realized gain (loss)	25,984,710	14,971,442	59,074,230	45,769,075

Change in net unrealized appreciation (depreciation) on:
Investments	28,584,081	27,669,067	86,810,276	59,121,727
Foreign currency transactions	(19)	4	(25)	4

Change in net unrealized appreciation (depreciation)	28,584,062	27,669,071	86,810,251	59,121,731

Net realized and unrealized gain (loss)	54,568,772	42,640,513	145,884,481	104,890,806

Net increase (decrease) in net assets resulting from operations	$56,426,336	$44,146,753	$150,852,635	$109,138,289

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$4,968,154
Net realized gain (loss) from investments and foreign currency transactions	59,074,230
Change in net unrealized appreciation (depreciation)	86,810,251

Net increase (decrease) in net assets resulting from operations	150,852,635

From unitholder transactions
Proceeds from units issued	35,965,310
Cost of units redeemed	(105,247,809)

Net increase (decrease) in net assets from unitholder transactions	(69,282,499)

Net increase (decrease) in net assets	81,570,136
Net Assets
Beginning of period	725,883,319

End of period	$807,453,455

Number of units
Outstanding-beginning of period	44,593,610
Issued	1,977,514
Redeemed	(5,703,466)

Outstanding-end of period	40,867,658

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$0.09	$0.07	$0.25	$0.21
Expenses†,††	(0.05)	(0.04)	(0.14)	(0.12)

Net investment income (loss)	0.04	0.03	0.11	0.09
Net realized and unrealized gain (loss)	1.30	0.91	3.37	2.14

Net increase (decrease) in unit value	1.34	0.94	3.48	2.23
Net asset value at beginning of period	18.42	15.42	16.28	14.13

Net asset value at end of period	$19.76	$16.36	$19.76	$16.36

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.97%	1.01%	0.99%	1.02%
Ratio of net investment income (loss) to average net assets*	0.91%	0.80%	0.84%	0.76%
Portfolio turnover**,†††	12%	11%	31%	33%
Total return**	7.27%	6.10%	21.38%	15.78%
Net assets at end of period (in thousands)	$807,453	$756,751	$807,453	$756,751

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK — 94.3%
BASIC MATERIALS — 2.8%
Chemicals — 2.2%
Dow Chemical Co.	46,260	$1,776,384
E.I. du Pont de Nemours & Co.	108,400	6,347,904
LyondellBasell Industries N.V., Class A	34,840	2,551,333
Monsanto Co.	37,952	3,961,051
PPG Industries, Inc.	18,785	3,138,222

		17,774,894

Mining — 0.6%
Freeport-McMoRan Copper & Gold, Inc.	148,900	4,925,612

TOTAL BASIC MATERIALS (cost $17,216,108)		22,700,506

COMMUNICATIONS — 13.5%
Internet — 6.2%
Amazon.com, Inc.*	25,520	7,978,573
eBay, Inc.*	131,186	7,318,867
Facebook, Inc., Class A*	93,108	4,677,746
FireEye, Inc.*	6,057	251,547
Google, Inc., Class A*	13,468	11,796,756
Groupon, Inc.*	73,900	828,419
LinkedIn Corp., Class A*	27,377	6,736,385
Netflix, Inc.*	5,028	1,554,708
priceline.com, Inc.*	4,012	4,055,931
Rackspace Hosting, Inc.(a)*	20,603	1,087,014
Splunk, Inc.*	43,464	2,609,578
Yelp, Inc.(a)*	10,700	708,126
Youku Tudou, Inc. ADR(a)*	6,319	173,141

		49,776,791

Media — 2.5%
CBS Corp., Class B (Non Voting)	82,200	4,534,152
Comcast Corp., Class A	77,110	3,481,516
Discovery Communications, Inc., Class A*	22,261	1,879,274
Sirius XM Radio, Inc.(a)	686,064	2,655,068
Time Warner Cable, Inc.	44,000	4,910,400
Walt Disney Co.	39,919	2,574,376

		20,034,786

Telecommunications — 4.8%
AT&T, Inc.	301,200	10,186,584
Cisco Systems, Inc.	606,005	14,192,637
Crown Castle International Corp.*	29,563	2,158,986
Motorola Solutions, Inc.(a)	115,142	6,837,132
Verizon Communications, Inc.	123,100	5,743,846

		39,119,185

TOTAL COMMUNICATIONS (cost $75,515,943)		108,930,762

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL — 11.1%
Airlines — 0.4%
Delta Air Lines, Inc.	135,492	$3,196,256

Apparel — 1.9%
Michael Kors Holdings Ltd.*	69,712	5,194,938
NIKE, Inc., Class B	106,313	7,722,576
Ralph Lauren Corp.	11,448	1,885,829
Under Armour, Inc., Class A(a)*	7,908	628,291

		15,431,634

Auto Manufacturers — 0.4%
General Motors Co.*	82,210	2,957,094

Auto Parts & Equipment — 1.6%
BorgWarner, Inc.(a)	43,700	4,430,743
Johnson Controls, Inc.	201,902	8,378,933

		12,809,676

Home Furnishings — 0.3%
Whirlpool Corp.	19,258	2,820,142

Lodging — 0.5%
Las Vegas Sands Corp.	57,447	3,815,630

Retail — 6.0%
Chipotle Mexican Grill, Inc.*	3,996	1,713,085
Costco Wholesale Corp.	28,456	3,275,855
CVS Caremark Corp.	100,800	5,720,400
Dunkin’ Brands Group, Inc.	41,626	1,883,993
Home Depot, Inc.	48,155	3,652,557
Inditex S.A. ADR(a)	109,794	3,387,145
Kohl’s Corp.(a)	51,700	2,675,475
Lowe’s Cos., Inc.	141,500	6,736,815
Starbucks Corp.	90,517	6,967,093
Swatch Group A.G. ADR(a)	24,207	777,287
Tiffany & Co.	21,018	1,610,399
TJX Cos., Inc.	64,024	3,610,313
Wal-Mart Stores, Inc.	88,100	6,515,876

		48,526,293

TOTAL CONSUMER, CYCLICAL (cost $60,068,170)		89,556,725

CONSUMER, NON-CYCLICAL — 22.2%
Agriculture — 1.3%
Archer-Daniels-Midland Co.	180,700	6,656,988
Philip Morris International, Inc.	41,100	3,558,849

		10,215,837

Beverages — 0.3%
Diageo PLC ADR(a)	13,700	1,740,996

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Beverages (Continued)
Monster Beverage Corp.(a)*	8,573	$447,939

		2,188,935

Biotechnology — 3.3%
Alexion Pharmaceuticals, Inc.*	22,438	2,606,398
Biogen Idec, Inc.*	39,366	9,477,758
Gilead Sciences, Inc.(a)*	150,191	9,438,002
Illumina, Inc.(a)*	5,323	430,258
Regeneron Pharmaceuticals, Inc.(a)*	8,118	2,539,879
Vertex Pharmaceuticals, Inc.*	33,180	2,515,708

		27,008,003

Commercial Services — 1.9%
FleetCor Technologies, Inc.*	18,057	1,989,159
Hertz Global Holdings, Inc.*	128,373	2,844,746
Mastercard, Inc., Class A	15,364	10,336,592

		15,170,497

Cosmetics/Personal Care — 1.7%
Avon Products, Inc.	84,613	1,743,028
Estee Lauder Cos., Inc., Class A	73,869	5,163,443
Procter & Gamble Co.	95,046	7,184,527

		14,090,998

Food — 2.2%
Kraft Foods Group, Inc.	110,200	5,778,888
Mondelez International, Inc., Class A	274,446	8,623,093
Sprouts Farmers Market, Inc.*	877	38,930
Whole Foods Market, Inc.	51,981	3,040,889

		17,481,800

Healthcare — Products — 1.7%
Baxter International, Inc.	171,200	11,246,128
Boston Scientific Corp.*	153,707	1,804,520
Essilor International S.A. ADR(a)	6,694	360,673

		13,411,321

Healthcare — Services — 1.4%
Laboratory Corp. of America Holdings(a)*	33,100	3,281,534
Quest Diagnostics, Inc.(a)	103,100	6,370,549
UnitedHealth Group, Inc.	23,571	1,687,919

		11,340,002

Pharmaceuticals — 8.4%
Abbott Laboratories	57,561	1,910,450
Actavis, Inc.*	24,133	3,475,152
Allergan, Inc.	24,842	2,246,959
AmerisourceBergen Corp.	128,700	7,863,570
Bristol-Myers Squibb Co.	50,112	2,319,183

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Cardinal Health, Inc.	125,900	$6,565,685
Express Scripts Holding Co.*	114,477	7,072,389
Johnson & Johnson	67,400	5,842,906
Merck & Co., Inc.	130,800	6,227,388
Novo Nordisk A/S ADR(a)	15,667	2,651,170
Perrigo Co.(a)	12,069	1,489,073
Pfizer, Inc.	333,694	9,580,355
Pharmacyclics, Inc.*	14,987	2,074,500
Valeant Pharmaceuticals International, Inc.*	45,682	4,766,003
Warner Chilcott PLC, Class A	179,200	4,094,720

		68,179,503

TOTAL CONSUMER, NON-CYCLICAL (cost $123,458,330)		179,086,896

ENERGY — 11.1%
Oil & Gas — 8.9%
Apache Corp.	52,900	4,503,906
Cabot Oil & Gas Corp.	67,571	2,521,750
Chevron Corp.	118,800	14,434,200
Concho Resources, Inc.*	20,218	2,199,921
ConocoPhillips	162,300	11,281,473
EOG Resources, Inc.	12,109	2,049,811
Hess Corp.	86,600	6,697,644
Marathon Oil Corp.	169,700	5,919,136
Noble Energy, Inc.	54,435	3,647,689
Occidental Petroleum Corp.	148,244	13,866,744
Pioneer Natural Resources Co.	24,566	4,638,061

		71,760,335

Oil & Gas Services — 2.2%
FMC Technologies, Inc.*	27,773	1,539,179
Halliburton Co.	293,558	14,134,818
Schlumberger Ltd.	27,484	2,428,486

		18,102,483

TOTAL ENERGY (cost $63,832,556)		89,862,818

FINANCIAL — 11.8%
Banks — 5.7%
Bank of New York Mellon Corp.	334,900	10,110,631
Citigroup, Inc.	50,787	2,463,677
Goldman Sachs Group, Inc.	62,081	9,821,835
JPMorgan Chase & Co.	176,200	9,107,778
Morgan Stanley	72,357	1,950,021
US Bancorp(a)	100,700	3,683,606
Wells Fargo & Co.	219,700	9,078,004

		46,215,552

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Diversified Financial Services — 2.3%
American Express Co.	81,600	$6,162,432
Discover Financial Services	103,145	5,212,948
Ocwen Financial Corp.*	16,100	897,897
SLM Corp.	105,925	2,637,533
Visa, Inc., Class A(a)	19,507	3,727,788

		18,638,598

Insurance — 3.6%
Allstate Corp.	206,500	10,438,575
American International Group, Inc.	108,100	5,256,903
Marsh & McLennan Cos., Inc.	149,800	6,523,790
Travelers Cos., Inc.	74,700	6,332,319

		28,551,587

Real Estate Investment Trusts — 0.2%
American Tower Corp.	21,714	1,609,659

TOTAL FINANCIAL (cost $65,458,684)		95,015,396

INDUSTRIAL — 10.2%
Aerospace/Defense — 3.8%
Boeing Co.	50,347	5,915,773
Northrop Grumman Corp.	69,100	6,582,466
Raytheon Co.	89,500	6,897,765
Rolls-Royce Holdings PLC ADR	9,842	899,067
TransDigm Group, Inc.(a)	15,699	2,177,451
United Technologies Corp.	77,225	8,326,399

		30,798,921

Building Materials — 0.3%
Masco Corp.	125,903	2,679,215

Electronics — 1.2%
Agilent Technologies, Inc.	72,900	3,736,125
Honeywell International, Inc.	68,100	5,655,024

		9,391,149

Environmental Control — 0.8%
Waste Management, Inc.	148,900	6,140,636

Machinery — Diversified — 0.5%
Deere & Co.(a)	51,100	4,159,029

Metal Fabricate/Hardware — 0.4%
Precision Castparts Corp.	13,437	3,053,424

Miscellaneous Manufacturing — 2.0%
Dover Corp.(a)	80,500	7,231,315
General Electric Co.	390,900	9,338,601

		16,569,916

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation — 1.2%
Canadian Pacific Railway Ltd.	19,492	$2,403,363
Kansas City Southern	10,050	1,099,068
Union Pacific Corp.	41,235	6,405,445

		9,907,876

TOTAL INDUSTRIAL (cost $52,629,082)		82,700,166

TECHNOLOGY — 9.7%
Computers — 3.7%
Apple, Inc.	44,254	21,098,095
EMC Corp.	211,820	5,414,119
NCR Corp.*	6,471	256,316
SanDisk Corp.	45,200	2,689,852
Teradata Corp.*	12,254	679,362

		30,137,744

Office/Business Equipment — 0.8%
Xerox Corp.	637,100	6,555,759

Semiconductors — 3.0%
ARM Holdings PLC ADR(a)	41,864	2,014,496
Broadcom Corp., Class A	227,400	5,914,674
Cree, Inc.(a)*	30,787	1,853,069
Intel Corp.	495,300	11,352,276
QUALCOMM, Inc.	41,574	2,800,425

		23,934,940

Software — 2.2%
Microsoft Corp.	123,000	4,097,130
Oracle Corp.	107,200	3,555,824
Red Hat, Inc.*	42,140	1,944,340
Salesforce.com, Inc.(a)*	57,113	2,964,736
ServiceNow, Inc.*	18,512	961,698
VMware, Inc., Class A(a)*	24,763	2,003,327
Workday, Inc., Class A(a)*	28,727	2,324,876

		17,851,931

TOTAL TECHNOLOGY (cost $63,511,756)		78,480,374

UTILITIES — 1.9%
Electric — 1.9%
Edison International	135,200	6,227,312
NextEra Energy, Inc.	65,100	5,218,416
Public Service Enterprise Group, Inc.(a)	123,300	4,060,269

		15,505,997

TOTAL UTILITIES (cost $12,241,061)		15,505,997

TOTAL COMMON STOCK (cost $533,931,690)		761,839,640

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 10.3%
Cash Collateral Pool — 6.2%
ABA Members Collateral Fund(b)	50,023,915	$49,960,433

Collective Investment Funds — 4.1%
SSgA Russell Large Cap Index Non-Lending Fund	1,893,182	33,196,952

TOTAL INVESTMENT FUNDS (cost $82,503,785)		83,157,385

SHORT-TERM INVESTMENTS — 1.7%
Affiliated Funds — 1.7%
Northern Trust Global Investments — Collective Short-Term Investment Fund(c)	13,596,037	13,596,037

TOTAL SHORT-TERM INVESTMENTS (cost $13,596,037)		13,596,037

TOTAL INVESTMENTS — 106.3% (cost $630,031,512)		858,593,062
Liabilities Less Other Assets — (6.3)%		(51,139,607)

NET ASSETS — 100.0%		$807,453,455

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Assets and Liabilities

	September 30, 2013		December 31,
	Unaudited		2012
Assets
Investments, at value (cost $229,306,530 and $208,772,812, respectively)	$290,634,915	(a)	$242,819,370	(b)
Investments in collective investment funds, at value (cost $133,018,412 and $27,514,051, respectively)	133,344,422		27,408,213
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $9,047,163 and $7,214,776, respectively)	9,047,163		7,214,776
Cash	3,203		—
Receivable for investments sold	4,890,741		3,857,682
Receivable for fund units sold	29		482
Interest and dividends receivable	260,939		220,425
Tax reclaims receivable	36		5,962
Other assets	9,953		8,442

Total assets	438,191,401		281,535,352

Liabilities
Payable for cash collateral received on securities loaned	119,505,375		19,638,457
Payable for investments purchased	4,460,433		977,656
Payable for fund units redeemed	547,104		460,483
Investment advisory fee payable	117,929		104,257
ING — program fee payable	131,990		104,030
Trustee, management and administration fees payable	22,553		19,002
ABA Retirement Funds — program fee payable	17,666		14,868
Payable for legal and audit services	46,306		30,051
Payable for compliance consultant fees	16,399		21,028
Payable for reports to unitholders	8,169		4,234
Payable for registration fees	25,069		28,772
Other accruals	2,455		10,218

Total liabilities	124,901,448		21,413,056

Net Assets (equivalent to $22.98 and $18.09 per unit based on 13,634,351 and 14,383,093 units outstanding, respectively)	$313,289,953		$260,122,296

(a)	Includes securities on loan with a value of $116,524,241. (See Note 5)
(b)	Includes securities on loan with a value of $19,127,104.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the Period January 1, 2013 to September 30, 2013	For the Period January 1, 2012 to September 30, 2012
Investment income
Dividends (net of foreign tax expense of $5,962, $184, $5,962 and $0, respectively)	$950,755	$1,004,984	$2,956,287	$3,209,102
Interest — affiliated issuers	12,076	4,533	39,808	18,120
Securities lending income, net	104,827	98,657	230,713	208,519

Total investment income	1,067,658	1,108,174	3,226,808	3,435,741

Expenses
ING — program fee	391,766	339,348	1,113,244	1,042,973
Trustee, management and administration fees	67,443	58,559	190,999	180,530
Investment advisory fee	356,940	315,088	994,890	959,018
ABA Retirement Funds — program fee	52,912	47,664	151,906	147,489
Legal and audit fees	26,418	23,786	76,795	62,311
Compliance consultant fees	4,057	3,170	22,036	25,725
Reports to unitholders	1,367	—	3,935	2,707
Registration fees	5,385	16,697	26,015	43,041
Other fees	1,037	1,047	6,516	6,459

Total expenses	907,325	805,359	2,586,336	2,470,253

Less: Expense reimbursement	(9,524)	(7,880)	(27,984)	(28,358)

Net expenses	897,801	797,479	2,558,352	2,441,895

Net investment income (loss)	169,857	310,695	668,456	993,846

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	10,922,189	724,548	40,423,440	10,039,354

Net realized gain (loss)	10,922,189	724,548	40,423,440	10,039,354

Change in net unrealized appreciation (depreciation) on:
Investments	14,971,214	11,167,137	27,713,675	18,211,966

Change in net unrealized appreciation (depreciation)	14,971,214	11,167,137	27,713,675	18,211,966

Net realized and unrealized gain (loss)	25,893,403	11,891,685	68,137,115	28,251,320

Net increase (decrease) in net assets resulting from operations	$26,063,260	$12,202,380	$68,805,571	$29,245,166

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$668,456
Net realized gain (loss) from investments	40,423,440
Change in net unrealized appreciation (depreciation)	27,713,675

Net increase (decrease) in net assets resulting from operations	68,805,571

From unitholder transactions
Proceeds from units issued	17,816,718
Cost of units redeemed	(33,454,632)

Net increase (decrease) in net assets from unitholder transactions	(15,637,914)

Net increase (decrease) in net assets	53,167,657
Net Assets
Beginning of period	260,122,296

End of period	$313,289,953

Number of units
Outstanding-beginning of period	14,383,093
Issued	850,956
Redeemed	(1,599,698)

Outstanding-end of period	13,634,351

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$0.08	$0.07	$0.23	$0.22
Expenses†,††	(0.06)	(0.05)	(0.18)	(0.16)

Net investment income (loss)	0.02	0.02	0.05	0.06
Net realized and unrealized gain (loss)	1.87	0.79	4.84	1.78

Net increase (decrease) in unit value	1.89	0.81	4.89	1.84
Net asset value at beginning of period	21.09	17.02	18.09	15.99

Net asset value at end of period	$22.98	$17.83	$22.98	$17.83

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.15%	1.20%	1.17%	1.21%
Ratio of net investment income (loss) to average net assets*	0.22%	0.47%	0.31%	0.49%
Portfolio turnover**,†††	17%	15%	91%	48%
Total return**	8.96%	4.76%	27.03%	11.51%
Net assets at end of period (in thousands)	$313,290	$265,081	$313,290	$265,081

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK — 92.8%
BASIC MATERIALS — 3.4%
Chemicals — 1.8%
Albemarle Corp.	2,980	$187,561
Cabot Corp.	7,200	307,512
Celanese Corp., Class A	5,390	284,538
Cytec Industries, Inc.	2,580	209,909
Eastman Chemical Co.	6,600	514,140
FMC Corp.(a)	11,330	812,588
Huntsman Corp.	32,475	669,310
Innophos Holdings, Inc.	14,855	784,047
OM Group, Inc.(a)*	800	27,024
RPM International, Inc.	9,003	325,909
Sensient Technologies Corp.(a)	22,225	1,064,355
Sherwin-Williams Co.	1,980	360,716

		5,547,609

Forest Products & Paper — 0.6%
Boise, Inc.	10,700	134,820
Domtar Corp.(a)	5,100	405,042
P.H. Glatfelter Co.	8,743	236,673
Schweitzer-Mauduit International, Inc.(a)	20,050	1,213,626

		1,990,161

Iron/Steel — 0.3%
Cliffs Natural Resources, Inc.(a)	4,300	88,150
Gerdau S.A. ADR(a)	56,000	417,760
Reliance Steel & Aluminum Co.	5,500	402,985

		908,895

Mining — 0.7%
Barrick Gold Corp.(a)	11,750	218,785
Compass Minerals International, Inc.(a)	12,073	920,808
Kaiser Aluminum Corp.(a)	15,942	1,135,867

		2,275,460

TOTAL BASIC MATERIALS (cost $8,407,288)		10,722,125

COMMUNICATIONS — 5.9%
Internet — 2.6%
Cogent Communications Group, Inc.(a)	22,798	735,236
Dealertrack Technologies, Inc.(a)*	18,116	776,089
HealthStream, Inc.(a)*	23,601	894,006
HomeAway, Inc.(a)*	18,578	520,184
Internap Network Services Corp.(a)*	82,197	571,269
Move, Inc.*	28,412	481,583
RingCentral, Inc., Class A*	1,799	32,418
Shutterfly, Inc.(a)*	15,190	848,817
SPS Commerce, Inc.(a)*	12,025	804,713
TIBCO Software, Inc.*	41,220	1,054,820

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Web.com Group, Inc.(a)*	12,125	$392,123
WebMD Health Corp.(a)*	29,283	837,494
Yelp, Inc.(a)*	2,300	152,214

		8,100,966

Media — 0.4%
Discovery Communications, Inc., Class A*	6,420	541,976
Gannett Co., Inc.(a)	28,325	758,827

		1,300,803

Telecommunications — 2.9%
Amdocs Ltd.	12,000	439,680
Anixter International, Inc.*	7,033	616,513
ARRIS Group, Inc.(a)*	41,232	703,418
Black Box Corp.(a)	31,211	956,305
Ciena Corp.(a)*	29,697	741,831
Corning, Inc.	22,200	323,898
Finisar Corp.(a)*	13,675	309,465
Harris Corp.	9,100	539,630
IPG Photonics Corp.(a)	10,389	585,005
NICE Systems Ltd. ADR	22,550	932,893
Oplink Communications, Inc.*	38,397	722,631
Plantronics, Inc.	22,136	1,019,363
Sonus Networks, Inc.*	204,920	692,630
USA Mobility, Inc.(a)	12,700	179,832
Vonage Holdings Corp.*	62,200	195,308

		8,958,402

TOTAL COMMUNICATIONS (cost $14,749,517)		18,360,171

CONSUMER, CYCLICAL — 14.8%
Airlines — 1.0%
Alaska Air Group, Inc.	16,496	1,032,980
Delta Air Lines, Inc.(a)	15,825	373,312
SkyWest, Inc.(a)	31,241	453,619
Spirit Airlines, Inc.*	22,238	762,096
United Continental Holdings, Inc.(a)*	15,280	469,249

		3,091,256

Apparel — 1.0%
Iconix Brand Group, Inc.(a)*	25,070	832,825
Steven Madden Ltd.*	12,950	697,098
Under Armour, Inc., Class A(a)*	15,190	1,206,846
VF Corp.	1,920	382,176

		3,118,945

Auto Parts & Equipment — 1.2%
Autoliv, Inc.(a)	7,300	637,947

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Auto Parts & Equipment (Continued)
BorgWarner, Inc.(a)	6,386	$647,476
Delphi Automotive PLC	7,440	434,645
Lear Corp.	1,825	130,615
Magna International, Inc.(a)	4,500	371,520
Standard Motor Products, Inc.(a)	15,000	482,400
TRW Automotive Holdings Corp.*	16,660	1,188,025

		3,892,628

Distribution/Wholesale — 1.5%
Beacon Roofing Supply, Inc.(a)*	19,225	708,826
HD Supply Holdings, Inc.(a)*	23,287	511,615
Ingram Micro, Inc., Class A*	30,496	702,933
LKQ Corp.*	35,310	1,124,977
Owens & Minor, Inc.(a)	16,792	580,835
ScanSource, Inc.*	17,084	591,106
WESCO International, Inc.(a)*	4,670	357,395

		4,577,687

Entertainment — 0.0%
International Game Technology	3,925	74,300

Home Builders — 0.5%
Ryland Group, Inc.(a)	10,350	419,589
Thor Industries, Inc.(a)	21,665	1,257,437

		1,677,026

Home Furnishings — 1.0%
Harman International Industries, Inc.(a)	16,256	1,076,635
Select Comfort Corp.(a)*	34,145	831,431
Whirlpool Corp.	9,015	1,320,156

		3,228,222

Housewares — 0.2%
Toro Co.	13,400	728,290

Leisure Time — 0.2%
Harley-Davidson, Inc.(a)	8,480	544,755

Lodging — 0.3%
MGM Resorts International*	20,200	412,888
Starwood Hotels & Resorts Worldwide, Inc.	4,020	267,129
Wyndham Worldwide Corp.	3,330	203,030

		883,047

Retail — 7.0%
Ascena Retail Group, Inc.*	56,906	1,134,137
Bed Bath & Beyond, Inc.*	3,130	242,137
Best Buy Co., Inc.	19,975	749,062
Big Lots, Inc.*	8,300	307,847
Bob Evans Farms, Inc.(a)	17,252	988,022

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Brinker International, Inc.(a)	2,700	$109,431
Brown Shoe Co., Inc.(a)	36,850	864,869
CarMax, Inc.(a)*	5,330	258,345
Casey’s General Stores, Inc.	6,350	466,725
Cash America International, Inc.(a)	19,481	882,100
Cato Corp., Class A(a)	16,650	465,867
CEC Entertainment, Inc.(a)	12,000	550,320
Cheesecake Factory, Inc.(a)	14,885	654,196
Chipotle Mexican Grill, Inc.*	410	175,767
CST Brands, Inc.(a)	2,255	67,199
Dick’s Sporting Goods, Inc.	25,064	1,337,916
Dillard’s, Inc., Class A(a)	7,975	624,443
Dunkin’ Brands Group, Inc.	4,710	213,175
Finish Line, Inc., Class A	45,863	1,140,613
Five Below, Inc.(a)*	26,190	1,145,813
GameStop Corp., Class A(a)	7,500	372,375
Genesco, Inc.(a)*	16,400	1,075,512
GNC Holdings, Inc., Class A	11,830	646,273
Jos. A. Bank Clothiers, Inc.(a)*	6,765	297,389
Kohl’s Corp.(a)	8,300	429,525
Nu Skin Enterprises, Inc., Class A	13,799	1,321,116
O’Reilly Automotive, Inc.(a)*	3,510	447,841
PVH Corp.	1,990	236,193
RadioShack Corp.(a)*	12,100	41,261
Restoration Hardware Holdings, Inc.*	8,412	532,900
Rite Aid Corp.*	55,925	266,203
Ruth’s Hospitality Group, Inc.	21,791	258,441
Sonic Automotive, Inc., Class A	46,596	1,108,985
Stage Stores, Inc.(a)	30,431	584,275
Texas Roadhouse, Inc.(a)	30,250	794,970
Tiffany & Co.	2,510	192,316
Urban Outfitters, Inc.*	25,042	920,794

		21,904,353

Storage/Warehousing — 0.5%
Mobile Mini, Inc.*	19,635	668,768
Wesco Aircraft Holdings, Inc.*	46,037	963,555

		1,632,323

Textiles — 0.2%
Mohawk Industries, Inc.*	3,870	504,068

Toys, Games & Hobbies — 0.2%
LeapFrog Enterprises, Inc.(a)*	62,102	585,001

TOTAL CONSUMER, CYCLICAL (cost $34,802,242)		46,441,901

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL — 18.9%
Agriculture — 0.3%
Archer-Daniels-Midland Co.	11,700	$431,028
Lorillard, Inc.(a)	9,225	413,096

		844,124

Beverages — 0.1%
Brown-Forman Corp., Class B	4,290	292,278
Coca-Cola Enterprises, Inc.	4,100	164,861

		457,139

Biotechnology — 0.6%
Illumina, Inc.(a)*	10,162	821,394
Incyte Corp. Ltd.(a)*	6,300	240,345
Intrexon Corp.(a)*	5,000	118,450
Myriad Genetics, Inc.(a)*	7,550	177,425
Seattle Genetics, Inc.(a)*	640	28,051
United Therapeutics Corp.(a)*	5,600	441,560

		1,827,225

Commercial Services — 5.8%
Advisory Board Co.(a)*	7,010	416,955
Alliance Data Systems Corp.(a)*	3,280	693,622
Brink’s Co.(a)	29,000	820,700
CBIZ, Inc.(a)*	87,325	649,698
Chemed Corp.(a)	10,505	751,107
Convergys Corp.(a)	24,900	466,875
CoStar Group, Inc.*	6,700	1,124,930
Deluxe Corp.(a)	34,686	1,445,019
Ennis, Inc.	19,832	357,769
FTI Consulting, Inc.(a)*	20,144	761,443
Gartner, Inc.(a)*	4,740	284,400
Grand Canyon Education, Inc.(a)*	27,256	1,097,872
Hertz Global Holdings, Inc.*	7,400	163,984
K12, Inc.(a)*	17,833	550,683
KAR Auction Services, Inc.	10,480	295,641
Korn/Ferry International*	45,266	968,692
Manpowergroup, Inc.	6,925	503,724
MAXIMUS, Inc.(a)	51,580	2,323,163
Rent-A-Center, Inc.(a)	31,012	1,181,557
Ritchie Bros. Auctioneers, Inc.(a)	30,183	609,093
Rollins, Inc.	31,650	839,042
Solar Cayman Ltd.(b)(c)*	33,700	—
Team, Inc.*	18,776	746,346
Towers Watson & Co., Class A	2,700	288,792
Verisk Analytics, Inc., Class A*	2,880	187,085
WEX, Inc.*	5,520	484,380

		18,012,572

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Food — 1.7%
Fresh Del Monte Produce, Inc.(a)	13,500	$400,680
Fresh Market, Inc.(a)*	21,284	1,006,946
Kroger Co.	22,350	901,599
Nash Finch Co.	29,447	777,695
Safeway, Inc.(a)	26,100	834,939
SUPERVALU, Inc.*	23,750	195,463
Tyson Foods, Inc., Class A(a)	10,000	282,800
United Natural Foods, Inc.(a)*	13,047	877,019

		5,277,141

Healthcare — Products — 5.6%
Abaxis, Inc.(a)	11,287	475,183
Align Technology, Inc.(a)*	29,649	1,426,710
Boston Scientific Corp.*	22,225	260,921
Cepheid, Inc.(a)*	50,841	1,984,833
Cooper Cos., Inc.	4,680	606,949
DexCom, Inc.*	32,211	909,317
Edwards Lifesciences Corp.*	15,321	1,066,801
Endologix, Inc.(a)*	59,326	956,928
Greatbatch, Inc.*	5,600	190,568
HeartWare International, Inc.*	7,024	514,227
Hill-Rom Holdings, Inc.	26,897	963,719
Insulet Corp.(a)*	16,073	582,486
NxStage Medical, Inc.*	66,737	878,259
OraSure Technologies, Inc.(a)*	85,804	515,682
QIAGEN N.V.(a)*	36,282	776,435
Quidel Corp.(a)*	19,724	560,162
Spectranetics Corp.*	52,887	887,444
St Jude Medical, Inc.	7,800	418,392
Symmetry Medical, Inc.*	44,474	362,908
Techne Corp.	14,358	1,149,501
West Pharmaceutical Services, Inc.(a)	33,800	1,390,870
Zimmer Holdings, Inc.	7,700	632,478

		17,510,773

Healthcare — Services — 2.2%
Aetna, Inc.	16,325	1,045,126
Amsurg Corp.*	17,926	711,662
Bio-Reference Labs, Inc.(a)*	17,744	530,191
Centene Corp.(a)*	4,330	276,947
Community Health Systems, Inc.	6,900	286,350
Covance, Inc.(a)*	6,320	546,427
Humana, Inc.	3,200	298,656
ICON PLC*	1,800	73,674
IPC The Hospitalist Co., Inc.(a)*	10,070	513,671
Kindred Healthcare, Inc.(a)	57,548	772,870

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare — Services (Continued)
MEDNAX, Inc.(a)*	12,645	$1,269,558
Premier, Inc., Class A*	9,403	298,075
Select Medical Holdings Corp.	21,300	171,891

		6,795,098

Household Products/Wares — 0.3%
ACCO Brands Corp.(a)*	66,909	444,276
Tumi Holdings, Inc.*	32,057	645,948

		1,090,224

Pharmaceuticals — 2.3%
Actavis, Inc.*	4,930	709,920
Alkermes PLC*	10,780	362,423
BioScrip, Inc.*	70,320	617,409
Cardinal Health, Inc.	14,300	745,745
Catamaran Corp.(a)*	3,826	175,805
Endo Health Solutions, Inc.*	4,000	181,760
Jazz Pharmaceuticals PLC*	2,275	209,232
Neogen Corp.(a)*	22,908	1,390,974
Omnicare, Inc.(a)	9,100	505,050
Perrigo Co.(a)	3,020	372,608
Questcor Pharmaceuticals, Inc.(a)	28,000	1,624,000
USANA Health Sciences, Inc.(a)*	4,800	416,592

		7,311,518

TOTAL CONSUMER, NON-CYCLICAL (cost $45,355,998)		59,125,814

ENERGY — 5.6%
Coal — 0.1%
Peabody Energy Corp.(a)	23,300	401,925

Oil & Gas — 5.2%
Atwood Oceanics, Inc.(a)*	14,308	787,512
Cabot Oil & Gas Corp.	8,740	326,177
Callon Petroleum Co.*	23,411	128,058
Carrizo Oil & Gas, Inc.(a)*	21,092	786,943
Chesapeake Energy Corp.(a)	19,200	496,896
Cimarex Energy Co.	3,400	327,760
Comstock Resources, Inc.(a)	33,200	528,212
Concho Resources, Inc.*	3,420	372,130
Continental Resources, Inc.(a)*	4,170	447,274
Energy XXI Bermuda Ltd.(a)	25,000	755,000
Halcon Resources Corp.(a)*	120,331	533,066
Hess Corp.	13,225	1,022,822
HollyFrontier Corp.	5,800	244,238
InterOil Corp.(a)*	5,220	372,238
Kodiak Oil & Gas Corp.*	38,741	467,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Laredo Petroleum Holdings, Inc.(a)*	19,852	$589,207
Marathon Petroleum Corp.	10,600	681,792
Murphy Oil Corp.	9,200	554,944
Murphy USA, Inc.*	2,300	92,897
Newfield Exploration Co.(a)*	8,500	232,645
Northern Oil and Gas, Inc.(a)*	47,985	692,424
Oasis Petroleum, Inc.*	15,408	756,995
Rosetta Resources, Inc.(a)*	3,370	183,530
Sanchez Energy Corp.(a)*	32,485	857,929
SandRidge Energy, Inc.(a)*	34,590	202,697
Stone Energy Corp.(a)*	24,550	796,157
Tesoro Corp.	6,450	283,671
Ultra Petroleum Corp.(a)*	24,626	506,557
Valero Energy Corp.	20,300	693,245
W&T Offshore, Inc.(a)	4,600	81,512
Western Refining, Inc.(a)	28,700	862,148
Whiting Petroleum Corp.*	7,725	462,341

		16,126,234

Oil & Gas Services — 0.3%
Cameron International Corp.*	5,850	341,464
ION Geophysical Corp.(a)*	79,123	411,440
Oceaneering International, Inc.	3,290	267,280

		1,020,184

TOTAL ENERGY (cost $14,960,687)		17,548,343

FINANCIAL — 19.3%
Banks — 5.2%
Banco Latinoamericano de Comercio Exterior S.A., Class E(a)	19,500	485,940
Bancorp, Inc.*	38,210	677,081
BancorpSouth, Inc.(a)	5,223	104,147
Bank of Hawaii Corp.(a)	6,218	338,570
Bank of the Ozarks, Inc.(a)	13,850	664,662
BBCN Bancorp, Inc.	56,398	776,036
Cass Information Systems, Inc.	8,248	440,196
CIT Group, Inc.*	3,000	146,310
Community Bank System, Inc.(a)	15,950	544,214
East West Bancorp, Inc.	33,822	1,080,613
Fifth Third Bancorp(a)	52,275	943,041
FirstMerit Corp.(a)	49,068	1,065,266
FNB Corp.(a)	51,726	627,436
Fulton Financial Corp.(a)	42,830	500,254
Hancock Holding Co.	46,242	1,451,074
Huntington Bancshares, Inc.	80,600	665,756
Iberiabank Corp.(a)	14,300	741,741

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
KeyCorp	47,500	$541,500
PNC Financial Services Group, Inc.	6,500	470,925
Regions Financial Corp.	65,700	608,382
Signature Bank(a)*	3,417	312,724
Trustmark Corp.(a)	35,276	903,066
Webster Financial Corp.	19,200	490,176
Westamerica Bancorporation(a)	14,720	732,173
Wintrust Financial Corp.(a)	18,976	779,344
Zions Bancorporation	8,800	241,296

		16,331,923

Diversified Financial Services — 3.4%
Aircastle Ltd.	19,700	342,977
Ameriprise Financial, Inc.	10,200	929,016
Discover Financial Services	14,925	754,310
E*TRADE Financial Corp.*	13,500	222,750
Evercore Partners, Inc., Class A(a)	2,225	109,537
Financial Engines, Inc.	12,535	745,080
FXCM, Inc., Class A	23,500	464,125
Greenhill & Co., Inc.(a)	24,214	1,207,794
Invesco Ltd.	15,250	486,475
Janus Capital Group, Inc.(a)	37,274	317,202
Nationstar Mortgage Holdings, Inc.(a)*	7,250	407,668
Nelnet, Inc., Class A	11,000	422,950
Portfolio Recovery Associates, Inc.(a)*	19,482	1,167,751
Raymond James Financial, Inc.	24,652	1,027,249
Stifel Financial Corp.(a)*	13,960	575,431
Waddell & Reed Financial, Inc., Class A	12,217	628,931
Walter Investment Management Corp.*	4,837	191,255
World Acceptance Corp.(a)*	8,347	750,562

		10,751,063

Insurance — 5.0%
Allied World Assurance Co. Holdings A.G.(a)	6,540	650,011
Allstate Corp.	13,800	697,590
American Equity Investment Life Holding Co.(a)	54,196	1,150,039
American Financial Group, Inc.(a)	10,300	556,818
Arthur J. Gallagher & Co.	9,360	408,564
Aspen Insurance Holdings Ltd.	19,200	696,768
Endurance Specialty Holdings Ltd.	30,700	1,649,204
Everest Re Group Ltd.	3,085	448,590
FBL Financial Group, Inc., Class A	4,126	185,257
Hanover Insurance Group, Inc.	17,542	970,423
Hartford Financial Services Group, Inc.	14,600	454,352
HCC Insurance Holdings, Inc.	24,449	1,071,355
Horace Mann Educators Corp.	13,800	391,644

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
ING US, Inc.(a)	7,575	$221,266
Lincoln National Corp.(a)	10,250	430,398
Montpelier Re Holdings Ltd.(a)	35,900	935,195
Primerica, Inc.(a)	17,950	724,103
Principal Financial Group, Inc.	9,800	419,636
StanCorp Financial Group, Inc.(a)	17,700	973,854
Stewart Information Services Corp.	15,197	486,152
Tower Group International Ltd.(a)	43,480	304,360
Unum Group(a)	28,925	880,477
Validus Holdings Ltd.(a)	27,716	1,024,938

		15,730,994

Investment Companies — 0.7%
Ares Capital Corp.	82,883	1,433,047
Fifth Street Finance Corp.	42,383	436,121
Solar Capital Ltd.(a)	14,243	315,767

		2,184,935

Real Estate — 0.2%
CBRE Group, Inc., Class A*	19,275	445,831

Real Estate Investment Trusts — 4.3%
Ashford Hospitality Trust, Inc.(a)	26,700	329,478
BioMed Realty Trust, Inc.(a)	25,700	477,763
Brandywine Realty Trust(a)	119,310	1,572,506
Capstead Mortgage Corp.(a)	20,100	236,577
CBL & Associates Properties, Inc.(a)	45,000	859,500
Chimera Investment Corp.(a)	71,800	218,272
CommonWealth REIT	25,200	552,132
CubeSmart(a)	30,850	550,364
DuPont Fabros Technology, Inc.(a)	27,868	718,158
First Potomac Realty Trust(a)	42,796	537,946
Government Properties Income Trust(a)	21,340	510,666
Hatteras Financial Corp.	27,616	516,695
Hersha Hospitality Trust(a)	165,666	926,073
Hospitality Properties Trust	22,500	636,750
Kilroy Realty Corp.(a)	11,275	563,186
LaSalle Hotel Properties(a)	34,382	980,575
Liberty Property Trust	14,500	516,200
Medical Properties Trust, Inc.(a)	62,375	759,104
MFA Financial, Inc.	24,700	184,015
Omega Healthcare Investors, Inc.(a)	35,008	1,045,689
Ramco-Gershenson Properties Trust(a)	26,100	402,201
Silver Bay Realty Trust Corp.(a)	1,469	23,004
Two Harbors Investment Corp.	30,100	292,271

		13,409,125

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Savings & Loans — 0.5%
EverBank Financial Corp.(a)	38,379	$574,917
First Niagara Financial Group, Inc.	90,061	933,933

		1,508,850

TOTAL FINANCIAL (cost $48,451,487)		60,362,721

INDUSTRIAL — 11.9%
Aerospace/Defense — 1.5%
B/E Aerospace, Inc.(a)*	24,705	1,823,723
Cubic Corp.	10,906	585,434
Curtiss-Wright Corp.(a)	12,900	605,784
Exelis, Inc.	5,600	87,976
L-3 Communications Holdings, Inc.(a)	6,500	614,250
Northrop Grumman Corp.	6,100	581,086
Raytheon Co.	5,300	408,471

		4,706,724

Building Materials — 0.2%
Armstrong World Industries, Inc.*	4,500	247,320
Eagle Materials, Inc.	5,000	362,750

		610,070

Electrical Components & Equipment — 0.6%
Energizer Holdings, Inc.	2,300	209,645
EnerSys, Inc.(a)	12,921	783,400
Generac Holdings, Inc.(a)	7,950	338,988
GrafTech International Ltd.(a)*	64,350	543,758

		1,875,791

Electronics — 2.6%
Amphenol Corp., Class A	5,300	410,114
Avnet, Inc.	9,050	377,476
Brady Corp., Class A(a)	19,950	608,475
CTS Corp.	27,717	437,097
FEI Co.	3,800	333,640
Gentex Corp.(a)	22,677	580,304
Imax Corp.(a)*	37,947	1,147,517
National Instruments Corp.(a)	30,615	946,922
Park Electrochemical Corp.(a)	22,409	642,018
Plexus Corp.*	7,022	261,218
TE Connectivity Ltd.	10,200	528,156
Tech Data Corp.*	3,700	184,667
Trimble Navigation Ltd.(a)*	17,360	515,766
Vishay Intertechnology, Inc.(a)*	22,700	292,603
Woodward, Inc.	20,147	822,602

		8,088,575

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Engineering & Construction — 0.6%
AECOM Technology Corp.*	4,325	$135,243
Aegion Corp.(a)*	10,655	252,843
Chicago Bridge & Iron Co. N.V.	4,800	325,296
EMCOR Group, Inc.	8,400	328,692
Engility Holdings, Inc.*	1,533	48,642
Jacobs Engineering Group, Inc.*	5,850	340,353
Tutor Perini Corp.*	2,568	54,750
URS Corp.(a)	10,000	537,500

		2,023,319

Environmental Control — 0.5%
Clean Harbors, Inc.(a)*	14,052	824,290
Stericycle, Inc.*	1,900	219,260
Tetra Tech, Inc.(a)*	16,330	422,784

		1,466,334

Hand/Machine Tools — 0.1%
Franklin Electric Co., Inc.(a)	9,358	368,705

Machinery — Construction & Mining — 0.0%
Terex Corp.(a)*	4,825	162,120

Machinery — Diversified — 1.0%
AGCO Corp.(a)	16,000	966,720
Chart Industries, Inc.(a)*	8,722	1,073,155
Wabtec Corp.(a)	3,600	226,332
Zebra Technologies Corp., Class A*	20,812	947,570

		3,213,777

Metal Fabricate/Hardware — 0.1%
Timken Co.	7,500	453,000

Miscellaneous Manufacturing — 0.9%
Actuant Corp., Class A(a)	25,200	978,768
Dover Corp.	4,875	437,921
Pall Corp.	4,460	343,599
Pentair Ltd. (Registered)	3,900	253,266
Proto Labs, Inc.*	7,865	600,807
Trinity Industries, Inc.	5,525	250,559

		2,864,920

Packaging & Containers — 0.7%
Graphic Packaging Holding Co.*	54,025	462,454
Greif, Inc., Class A	11,312	554,627
Owens-Illinois, Inc.(a)*	18,350	550,867
Sonoco Products Co.(a)	13,617	530,246

		2,098,194

Shipbuilding — 0.2%
Huntington Ingalls Industries, Inc.	8,829	595,075

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation — 2.8%
Air Transport Services Group, Inc.(a)*	68,837	$515,589
Bristow Group, Inc.(a)	9,150	665,754
Con-way, Inc.(a)	10,500	452,445
Echo Global Logistics, Inc.(a)*	16,213	339,500
Forward Air Corp.	7,435	300,002
Genesee & Wyoming, Inc., Class A*	3,590	333,762
Gulfmark Offshore, Inc., Class A(a)	22,017	1,120,445
Kirby Corp.(a)*	13,929	1,205,555
Old Dominion Freight Line, Inc.*	16,775	771,482
Swift Transportation Co.*	15,675	316,478
Tidewater, Inc.	35,143	2,083,629
Werner Enterprises, Inc.(a)	22,180	517,460

		8,622,101

Trucking & Leasing — 0.1%
TAL International Group, Inc.(a)	4,200	196,266

TOTAL INDUSTRIAL (cost $29,754,465)		37,344,971

TECHNOLOGY — 9.8%
Computers — 2.3%
CACI International, Inc., Class A(a)*	13,249	915,638
Cadence Design Systems, Inc.(a)*	78,972	1,066,122
Computer Sciences Corp.	3,700	191,438
Diebold, Inc.(a)	8,294	243,512
IHS, Inc., Class A*	1,950	222,651
j2 Global, Inc.(a)	10,000	495,200
Jack Henry & Associates, Inc.	8,350	430,944
MICROS Systems, Inc.(a)*	13,459	672,142
NCR Corp.(a)*	22,020	872,212
Seagate Technology PLC(a)	12,000	524,880
Stratasys Ltd.(a)*	5,233	529,894
Teradata Corp.(a)*	6,010	333,194
Western Digital Corp.	8,700	551,580

		7,049,407

Office/Business Equipment — 0.2%
Xerox Corp.	75,850	780,497

Semiconductors — 2.3%
Cabot Microelectronics Corp.*	13,315	512,894
Cypress Semiconductor Corp.(a)*	38,741	361,841
Integrated Silicon Solution, Inc.(a)*	29,993	326,624
Intersil Corp., Class A	39,516	443,765
Lam Research Corp.(a)*	25,081	1,283,896
Marvell Technology Group Ltd.	48,875	562,062
Micron Technology, Inc.*	26,025	454,657
NXP Semiconductor N.V.*	18,175	676,292

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Semiconductors (Continued)
Power Integrations, Inc.(a)	10,315	$558,557
QLogic Corp.*	29,545	323,222
Semtech Corp.(a)*	22,765	682,722
Skyworks Solutions, Inc.*	16,675	414,207
Xilinx, Inc.	9,630	451,262

		7,052,001

Software — 5.0%
Akamai Technologies, Inc.(a)*	5,460	282,282
American Software, Inc., Class A	51,712	441,620
athenahealth, Inc.(a)*	7,173	778,701
CA, Inc.	15,300	453,951
Cerner Corp.(a)*	3,560	187,078
Citrix Systems, Inc.*	5,900	416,599
CommVault Systems, Inc.*	8,658	760,432
Concur Technologies, Inc.(a)*	6,905	763,003
Digi International, Inc.*	28,930	289,589
Ebix, Inc.(a)	16,469	163,702
Electronic Arts, Inc.*	16,510	421,831
Greenway Medical Technologies*	25,793	532,625
inContact, Inc.*	100,122	828,009
Infoblox, Inc.*	22,472	939,779
InnerWorkings, Inc.(a)*	28,505	279,919
Interactive Intelligence Group, Inc.(a)*	12,753	809,688
InterXion Holding N.V.*	28,285	629,058
Medidata Solutions, Inc.(a)*	10,534	1,042,129
Pegasystems, Inc.(a)	8,234	327,796
QLIK Technologies, Inc.*	20,386	698,017
RADWARE Ltd.(a)*	37,016	516,373
SciQuest, Inc.(a)*	18,600	417,756
Synchronoss Technologies, Inc.(a)*	29,584	1,125,967
Tangoe, Inc.(a)*	41,990	1,001,881
Ultimate Software Group, Inc.(a)*	8,285	1,221,209
Verint Systems, Inc.*	10,951	405,844

		15,734,838

TOTAL TECHNOLOGY (cost $23,494,566)		30,616,743

UTILITIES — 3.2%
Electric — 2.8%
AES Corp.	56,300	748,227
Ameren Corp.	10,425	363,207
American Electric Power Co., Inc.	13,600	589,560
Cleco Corp.(a)	10,200	457,368
CMS Energy Corp.(a)	17,575	462,574
Edison International	12,200	561,932
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Electric (Continued)
El Paso Electric Co.(a)	16,650	$556,110
Empire District Electric Co.(a)	25,251	546,937
Entergy Corp.	7,400	467,606
NRG Energy, Inc.(a)	8,625	235,721
Portland General Electric Co.	82,241	2,321,663
Public Service Enterprise Group, Inc.(a)	26,200	862,766
UNS Energy Corp.	13,850	645,687

		8,819,358

Gas — 0.4%
Atmos Energy Corp.	26,818	1,142,179
NiSource, Inc.	4,875	150,589

		1,292,768

TOTAL UTILITIES (cost $9,330,280)		10,112,126

TOTAL COMMON STOCK (cost $229,306,530)		290,634,915

	Units	Value
INVESTMENT FUNDS — 42.5%
Cash Collateral Pool — 38.1%
ABA Members Collateral Fund(d)	119,505,375	$119,353,722

Collective Investment Funds — 4.4%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	289,957	13,990,700

TOTAL INVESTMENT FUNDS (cost $133,018,412)		133,344,422

SHORT-TERM INVESTMENTS — 2.9%
Affiliated Funds — 2.9%
Northern Trust Global Investments — Collective Short-Term Investment Fund(e)	9,047,163	$9,047,163

TOTAL SHORT-TERM INVESTMENTS (cost $9,047,163)		9,047,163

TOTAL INVESTMENTS — 138.2% (cost $371,372,105)		433,026,500
Liabilities Less Other Assets — (38.2)%		(119,736,547)

NET ASSETS — 100.0%		$313,289,953

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited		December 31, 2012
Assets
Investments, at value (cost $128,634,240 and $128,076,598, respectively)	$145,001,180	(a)	$139,835,607	(b)
Investments in collective investment funds, at value (cost $17,063,861 and $9,487,418, respectively)	17,405,586		9,785,012
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $8,272,537 and $3,020,869, respectively)	8,272,537		3,020,869
Foreign currency, at value (cost $598,233 and $819,192, respectively)	604,086		818,703
Cash	—		1,025
Receivable for investments sold	4,864,444		634,602
Receivable for fund units sold	38,251		5,684
Interest and dividends receivable	387,471		141,384
Unrealized appreciation of forward currency exchange contracts	576		—
Tax reclaims receivable	734,597		506,689
Other assets	4,982		4,524

Total assets	177,313,710		154,754,099

Liabilities
Payable for cash collateral received on securities loaned	10,707,307		3,985,095
Payable for investments purchased	1,539,908		231,522
Payable for fund units redeemed	—		147,704
Unrealized depreciation of forward currency exchange contracts	—		480
Investment advisory fee payable	66,317		61,238
ING — program fee payable	68,337		61,217
Trustee, management and administration fees payable	11,679		10,931
ABA Retirement Funds — program fee payable	9,136		8,741
Payable for legal and audit services	24,677		18,254
Payable for compliance consultant fees	8,734		11,580
Payable for reports to unitholders	4,441		2,317
Payable for registration fees	13,476		15,588
Other accruals	1,303		5,533

Total liabilities	12,455,315		4,560,200

Net Assets (equivalent to $31.69 and $28.75 per unit based on 5,202,544 and 5,224,960 units outstanding, respectively)	$164,858,395		$150,193,899

(a)	Includes securities on loan with a value of $10,208,098 (See Note 5).
(b)	Includes securities on loan with a value of $3,829,876.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Dividends (net of foreign tax expense of $69,168, $27,346, $214,981 and $177,328, respectively)	$857,765	$979,440	$3,483,742	$3,888,855
Interest — affiliated issuers	2,686	6,905	8,424	10,962
Securities lending income, net	7,574	8,713	36,124	34,083

Total investment income	868,025	995,058	3,528,290	3,933,900

Expenses
ING — program fee	202,363	180,958	599,834	556,172
Trustee, management and administration fees	34,845	31,404	102,914	96,451
Investment advisory fee	196,821	171,508	572,634	518,840
ABA Retirement Funds — program fee	27,313	25,577	81,851	78,653
Legal and audit fees	13,694	12,868	41,668	33,307
Compliance consultant fees	1,925	1,597	11,838	13,588
Reports to unitholders	708	—	2,124	1,439
Registration fees	2,667	9,116	14,053	23,122
Other fees	507	591	3,950	6,053

Total expenses	480,843	433,619	1,430,866	1,327,625

Less: Expense reimbursement	(4,956)	(4,151)	(15,163)	(15,099)

Net expenses	475,887	429,468	1,415,703	1,312,526

Net investment income (loss)	392,138	565,590	2,112,587	2,621,374

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,960,343	254,385	8,760,693	1,796,771
Foreign currency transactions	(80,223)	1,059	(89,096)	(40,745)

Net realized gain (loss)	2,880,120	255,444	8,671,597	1,756,026

Change in net unrealized appreciation (depreciation) on:
Investments	10,523,165	10,407,186	4,652,062	11,972,469
Foreign currency transactions	124,928	14,227	8,539	(372)

Change in net unrealized appreciation (depreciation)	10,648,093	10,421,413	4,660,601	11,972,097

Net realized and unrealized gain (loss)	13,528,213	10,676,857	13,332,198	13,728,123

Net increase (decrease) in net assets resulting from operations	$13,920,351	$11,242,447	$15,444,785	$16,349,497

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$2,112,587
Net realized gain (loss) from investments and foreign currency transactions	8,671,597
Change in net unrealized appreciation (depreciation)	4,660,601

Net increase (decrease) in net assets resulting from operations	15,444,785

From unitholder transactions
Proceeds from units issued	17,581,581
Cost of units redeemed	(18,361,870)

Net increase (decrease) in net assets from unitholder transactions	(780,289)

Net increase (decrease) in net assets	14,664,496
Net Assets
Beginning of period	150,193,899

End of period	$164,858,395

Number of units
Outstanding-beginning of period	5,224,960
Issued	585,992
Redeemed	(608,408)

Outstanding-end of period	5,202,544

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$0.17	$0.18	$0.67	$0.71
Expenses†,††	(0.09)	(0.08)	(0.27)	(0.24)

Net investment income (loss)	0.08	0.10	0.40	0.47
Net realized and unrealized gain (loss)	2.57	1.98	2.54	2.44

Net increase (decrease) in unit value	2.65	2.08	2.94	2.91
Net asset value at beginning of period	29.04	25.24	28.75	24.41

Net asset value at end of period	$31.69	$27.32	$31.69	$27.32

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.18%	1.20%	1.20%	1.22%
Ratio of net investment income (loss) to average net assets*	0.97%	1.59%	1.79%	2.43%
Portfolio turnover**,†††	10%	13%	36%	90%
Total return**	9.13%	8.24%	10.23%	11.92%
Net assets at end of period (in thousands)	$164,858	$146,584	$164,858	$146,584

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK — 87.6%
Australia — 3.2%
Arrium Ltd.	122,500	$139,480
Ausdrill Ltd.(a)	42,800	62,662
Bank of Queensland Ltd.	11,700	117,945
BHP Billiton Ltd.	11,160	372,226
Challenger Ltd.	46,300	237,618
Commonwealth Bank of Australia	1,129	75,050
CSL Ltd.	13,095	781,291
Downer EDI Ltd.	39,700	166,087
Iluka Resources Ltd.	9,258	99,092
Incitec Pivot Ltd.	150,981	379,544
Lend Lease Group	31,300	296,736
Macquarie Group Ltd.	8,200	366,861
Metcash Ltd.(a)	51,500	153,964
Mineral Resources Ltd.(a)	19,400	197,310
National Australia Bank Ltd.	6,100	195,448
Oil Search Ltd.	70,725	567,568
Pacific Brands Ltd.	191,000	134,547
Rio Tinto Ltd.	5,100	294,019
Seven Group Holdings Ltd.	21,400	162,941
Southern Cross Media Group Ltd.	101,400	167,017
St Barbara Ltd.*	59,600	31,509
Wesfarmers Ltd.*	5,235	200,963

		5,199,878

Austria — 0.3%
OMV A.G.	6,700	331,102
Voestalpine A.G.	3,900	186,580

		517,682

Belgium — 0.4%
AGFA-Gevaert N.V.*	23,000	52,905
Anheuser-Busch InBev N.V.	2,684	266,770
Delhaize Group S.A.	3,900	245,876
KBC Groep N.V.	3,300	162,191

		727,742

Brazil — 1.4%
Banco Bradesco S.A.*	61,948	970,462
Tractebel Energia S.A.	39,100	650,990
WEG S.A.*	61,700	756,669

		2,378,121

Canada — 1.6%
Agrium, Inc.	3,205	269,316
Brookfield Asset Management, Inc., Class A(a)	11,747	439,338
Canadian Natural Resources Ltd.	13,740	431,789
Canadian Pacific Railway Ltd.	1,307	161,261

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Cenovus Energy, Inc.	4,220	$125,938
Encana Corp.	13,610	235,191
Kinross Gold Corp.	37,600	189,451
Lundin Mining Corp.(a)*	19,524	85,863
Talisman Energy, Inc.	49,610	569,283
West Fraser Timber Co. Ltd.	664	59,751
Yamana Gold, Inc.(a)	14,380	149,552

		2,716,733

Chile — 0.5%
Cencosud S.A.	173,625	770,692

China — 1.1%
China Telecom Corp. Ltd., Class H	2,694,000	1,332,502
Ctrip.com International Ltd. ADR*	1,420	82,971
Tencent Holdings Ltd.	6,800	357,183

		1,772,656

Denmark — 1.5%
AP Moeller — Maersk A/S, Class B	30	275,494
Carlsberg A/S, Class B	10,341	1,065,220
Coloplast A/S, Class B	7,168	408,086
GN Store Nord A/S	3,230	67,946
Novo Nordisk A/S, Class B	3,034	514,348
Pandora A/S(a)	4,880	202,218

		2,533,312

Finland — 0.3%
Huhtamaki OYJ	7,900	169,217
Sampo, Class A	9,239	397,072

		566,289

France — 5.9%
Accor S.A.	1,660	69,051
Air Liquide S.A.	1,520	211,759
AXA S.A.	19,320	448,363
BNP Paribas S.A.	16,933	1,146,122
Bouygues S.A.	6,061	221,272
Carrefour S.A.	24,169	828,348
Ciments Francais S.A.	1,500	103,433
Credit Agricole S.A.*	23,900	263,740
Danone S.A.	11,110	836,514
Dassault Systemes S.A.	4,321	577,327
Electricite de France S.A.	9,200	291,077
Essilor International S.A.	2,240	240,996
European Aeronautic Defence and Space Co. N.V.	4,042	257,635
Iliad S.A.	325	75,833
L’Oreal S.A.	3,053	524,519
Publicis Groupe S.A.(a)	7,496	596,689

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Sanofi	6,031	$611,595
Schneider Electric S.A.	2,230	188,687
SCOR S.E.(a)	4,300	142,492
Societe Generale S.A.	3,035	151,362
Technip S.A.(a)	4,737	556,400
Total S.A.(a)	14,690	853,802
Valeo S.A.	1,500	128,087
Vallourec S.A.	1,700	101,889
Vivendi S.A.	12,300	283,074

		9,710,066

Germany — 6.0%
Adidas A.G.	5,457	592,610
Allianz S.E. (Registered)	5,900	927,502
BASF S.E.	2,400	230,436
Bayer A.G. (Registered)	3,200	377,325
Bayerische Motoren Werke A.G.	5,209	559,993
Brenntag A.G.	2,439	406,189
Continental A.G.	1,433	242,880
Daimler A.G. (Registered)	15,252	1,188,830
Deutsche Bank A.G. (Registered)	4,700	215,804
Deutsche Boerse A.G.	15,285	1,150,175
E.ON S.E.	27,540	489,851
HeidelbergCement A.G.	1,280	98,721
Infineon Technologies A.G.(a)	17,474	174,813
LANXESS A.G.	3,000	194,738
Merck KGaA	700	109,243
Metro A.G.	4,100	162,670
Muenchener Rueckversicherungs A.G. (Registered)	1,500	293,408
OSRAM Licht A.G.*	2,160	101,404
Rational A.G.	362	108,024
Rheinmetall A.G.	3,200	184,014
RWE A.G.	4,200	142,972
Siemens A.G. (Registered)	6,120	737,821
Sky Deutschland A.G.*	24,139	222,557
Stada Arzneimittel A.G.	3,600	182,523
Symrise A.G.	9,290	411,804
Volkswagen A.G.	1,800	408,270

		9,914,577

Hong Kong — 2.7%
AIA Group Ltd.	358,000	1,685,363
BOC Hong Kong Holdings Ltd.	50,500	162,335
Cheung Kong Holdings Ltd.	27,361	417,254
CITIC Pacific Ltd.	79,000	102,558
First Pacific Co. Ltd.	88,000	96,968
Hong Kong & China Gas Co. Ltd.	391,233	942,033

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Hong Kong (Continued)
Huabao International Holdings Ltd.(a)	299,000	$125,830
Johnson Electric Holdings Ltd.	179,000	129,565
Kingboard Chemical Holdings Ltd.	54,600	140,508
Poly Property Group Co. Ltd.	234,000	140,859
Sands China Ltd.	32,000	198,217
Singamas Container Holdings Ltd.	568,000	139,318
Yue Yuen Industrial Holdings Ltd.	56,500	157,804

		4,438,612

India — 0.3%
HDFC Bank Ltd. ADR(a)	13,400	412,452
Tata Motors Ltd. ADR	5,261	140,048

		552,500

Indonesia — 0.1%
Bank Rakyat Indonesia Persero Tbk PT	293,500	183,985

Ireland — 1.0%
Bank of Ireland(a)*	358,912	102,022
Covidien PLC(a)	10,320	628,901
Experian PLC	21,825	415,704
Kerry Group PLC, Class A	1,610	98,119
Ryanair Holdings PLC ADR	9,485	471,784

		1,716,530

Israel — 0.4%
Bank Hapoalim BM	41,600	210,373
Check Point Software Technologies Ltd.(a)*	6,060	342,754
Israel Discount Bank Ltd., Class A*	82,100	148,174

		701,301

Italy — 0.9%
Enel S.p.A.	71,600	274,548
Eni S.p.A.	24,941	575,028
Finmeccanica S.p.A.(a)*	20,300	121,557
Luxottica Group S.p.A.	3,496	185,966
Prada S.p.A.	14,900	144,581
Telecom Italia S.p.A.	161,800	133,616

		1,435,296

Japan — 15.1%
Aisin Seiki Co. Ltd.	4,400	188,585
Amada Co. Ltd.	43,663	395,005
Aoyama Trading Co. Ltd.	6,300	172,033
Aozora Bank Ltd.	64,000	189,988
Astellas Pharma, Inc.	4,400	224,904
Bank of Yokohama Ltd.	148,014	847,550
Bridgestone Corp.	1,900	69,550
Daikin Industries Ltd.	12,100	643,179

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Daito Trust Construction Co. Ltd.	1,600	$160,230
Denso Corp.	9,500	445,101
FANUC Corp.	900	148,830
Fuji Heavy Industries Ltd.	24,000	667,625
Fuji Seal International, Inc.	4,400	133,597
Geo Holdings Corp.	20,000	187,203
Heiwa Corp.	7,200	125,263
Inpex Corp.	30,800	364,087
Japan Exchange Group, Inc.	19,170	426,324
Japan Tobacco, Inc.	8,000	288,864
J-Oil Mills, Inc.(a)	51,000	162,814
Kakaku.com, Inc.	2,800	65,543
Kaken Pharmaceutical Co. Ltd.	9,000	135,594
KDDI Corp.	11,600	597,095
Keihin Corp.	6,000	96,877
Keiyo Bank Ltd.	31,000	163,198
Keyence Corp.	1,400	533,245
Kissei Pharmaceutical Co. Ltd.	6,500	149,266
Kubota Corp.	15,000	217,844
Kyowa Hakko Kirin Co. Ltd.	39,237	404,044
Lawson, Inc.	3,900	306,116
Marubeni Corp.	44,000	347,297
Matsumotokiyoshi Holdings Co. Ltd.	6,700	217,042
Miraca Holdings, Inc.	2,400	107,271
Mitsubishi Corp.	37,742	765,542
Mitsubishi Estate Co. Ltd.	5,000	148,360
Mitsui & Co. Ltd.	11,800	171,934
Mizuho Financial Group, Inc.	98,200	213,749
Morinaga Milk Industry Co. Ltd.	52,000	163,684
MS&AD Insurance Group Holdings	22,008	576,720
Murata Manufacturing Co. Ltd.	2,900	222,218
Nichii Gakkan Co.	17,400	174,224
Nintendo Co. Ltd.	2,881	327,375
Nippon Electric Glass Co. Ltd.	14,000	75,106
Nippon Flour Mills Co. Ltd.(a)	49,000	246,439
Nippon Telegraph & Telephone Corp.	7,800	404,856
Nishi-Nippon City Bank Ltd.	46,000	125,646
NKSJ Holdings, Inc.	21,136	545,377
North Pacific Bank Ltd.	38,400	161,895
NS Solutions Corp.	6,800	133,890
NTT DOCOMO, Inc.	22,000	357,432
Oriental Land Co. Ltd.	400	66,211
ORIX Corp.	63,400	1,037,648
Otsuka Holdings Co. Ltd.	13,200	383,219
Rakuten, Inc.	18,900	287,195

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sankyu, Inc.	46,000	$152,191
Secom Co. Ltd.	7,200	451,894
Shin-Etsu Chemical Co. Ltd.	8,100	497,279
Shionogi & Co. Ltd.	6,000	126,437
SMC Corp.	2,719	649,064
Sugi Holdings Co. Ltd.	6,809	292,276
Sumitomo Corp.	18,700	252,551
Sumitomo Metal Mining Co. Ltd.	12,000	170,119
Sumitomo Mitsui Financial Group, Inc.	11,800	572,866
Sumitomo Mitsui Trust Holdings, Inc.	156,064	775,058
Suzuki Motor Corp.	31,366	753,480
Sysmex Corp.	1,100	70,506
THK Co. Ltd.	21,417	476,791
Toagosei Co. Ltd.	53,000	236,579
Toho Holdings Co. Ltd.	9,000	164,500
Toshiba Corp.	24,000	108,185
Toyoda Gosei Co. Ltd.	6,200	153,266
Toyota Motor Corp.	9,100	583,593
Tsumura & Co.	4,700	138,020
Unicharm Corp.	24,800	1,451,651
West Japan Railway Co.	3,600	154,425
Yahoo Japan Corp.	129,000	734,515
Yokohama Rubber Co. Ltd.	16,000	158,466

		24,893,596

Kenya — 0.1%
Safaricom Ltd.	1,193,600	117,349

Macau — 0.2%
MGM China Holdings Ltd.	76,800	255,687

Malaysia — 1.6%
Axiata Group Bhd.	843,100	1,779,994
CIMB Group Holdings Bhd.	194,500	448,933
Public Bank Bhd. (Registered)	73,800	401,257

		2,630,184

Mexico — 1.0%
Fomento Economico Mexicano S.A.B. de C.V. ADR(a)	1,369	132,916
Grupo Televisa S.A.B. ADR(a)	32,922	920,170
Kimberly-Clark de Mexico S.A.B. de C.V., Series A	179,644	525,228

		1,578,314

Netherlands — 1.9%
Akzo Nobel N.V.	1,489	97,883
ASML Holding N.V.	3,447	339,969
Heineken N.V.	9,278	657,014
ING Groep N.V. CVA*	38,640	438,457
Koninklijke Ahold N.V.	24,600	426,235

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Netherlands (Continued)
Koninklijke DSM N.V.	2,831	$213,679
Royal Dutch Shell PLC, Class B	24,200	836,414
Ziggo N.V.	1,400	56,719

		3,066,370

Norway — 0.9%
DNB ASA	23,864	362,476
Norsk Hydro ASA(a)	64,570	267,776
Schibsted ASA	1,090	56,201
Telenor ASA	10,908	249,308
TGS Nopec Geophysical Co. ASA	6,637	195,730
Yara International ASA(a)	6,900	285,000

		1,416,491

Poland — 1.3%
Bank Pekao S.A.	28,142	1,608,235
Telekomunikacja Polska S.A.	213,647	568,448

		2,176,683

Qatar — 0.1%
Industries Qatar QSC	3,831	157,756

Russia — 0.0%
Magnit OJSC GDR	300	18,482
Magnit OJSC GDR (London Exchange)	730	45,078

		63,560

Singapore — 0.6%
Biosensors International Group Ltd.	340,754	262,251
DBS Group Holdings Ltd.	15,000	196,456
Golden Agri-Resources Ltd.	1,054,799	437,523
United Overseas Bank Ltd.	10,000	164,895

		1,061,125

South Africa — 3.7%
AngloGold Ashanti Ltd.	33,451	446,384
Aspen Pharmacare Holdings Ltd.*	41,234	1,078,831
Bidvest Group Ltd.	5,399	135,315
Discovery Ltd.	17,643	142,442
Impala Platinum Holdings Ltd.	32,307	397,457
MTN Group Ltd.	6,710	130,958
Shoprite Holdings Ltd.	34,583	568,810
Standard Bank Group Ltd.	125,488	1,497,911
Tiger Brands Ltd.	57,696	1,718,454

		6,116,562

South Korea — 2.2%
LG Electronics, Inc.	5,275	349,698
NAVER Corp.	815	422,786
Samsung Electronics Co. Ltd.	525	664,705

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
South Korea (Continued)
Samsung Fire & Marine Insurance Co. Ltd.	6,944	$1,594,251
Shinhan Financial Group Co. Ltd.	16,110	652,536

		3,683,976

Spain — 1.1%
Banco Bilbao Vizcaya Argentaria S.A.(a)	16,400	184,246
Banco Popular Espanol S.A.(a)*	13,030	70,561
Banco Santander S.A.	20,700	169,696
Distribuidora Internacional de Alimentacion S.A.(a)	14,422	125,554
Gas Natural SDG S.A.	13,100	274,600
Inditex S.A.	4,951	765,070
Repsol S.A.	8,500	211,426
Telefonica S.A.*	5,600	87,523

		1,888,676

Sweden — 1.4%
Boliden AB	13,400	200,865
Nordea Bank AB	19,300	233,181
Oriflame Cosmetics S.A. SDR	5,200	165,260
Saab AB, Class B	9,100	181,997
SKF AB, Class B	6,157	171,453
Svenska Cellulosa AB SCA, Class B	9,539	240,697
Telefonaktiebolaget LM Ericsson, Class B	61,579	820,185
Volvo AB, Class B	14,664	219,683

		2,233,321

Switzerland — 8.5%
Adecco S.A. (Registered)*	1,940	138,561
Baloise Holding A.G. (Registered)	3,300	364,919
BKW A.G.	400	13,908
Cie Financiere Richemont S.A. (Registered)	7,530	752,526
Coca-Cola HBC A.G. CDI(a)*	47,087	1,411,281
Credit Suisse Group A.G. (Registered)*	12,100	370,783
Foster Wheeler A.G.(a)*	14,232	374,871
Geberit A.G. (Registered)*	1,323	357,341
Georg Fischer A.G. (Registered)*	500	304,201
Givaudan S.A. (Registered)*	100	146,277
Glencore Xstrata PLC*	59,185	322,844
Holcim Ltd. (Registered)*	5,043	375,436
Lonza Group A.G. (Registered)*	1,500	122,780
Nestle S.A. (Registered)	17,612	1,233,582
Noble Corp.	17,020	642,845
Novartis A.G. (Registered)	22,077	1,696,965
OC Oerlikon Corp. A.G. (Registered)*	9,100	121,578
Partners Group Holding A.G.	1,463	358,416
Petroplus Holdings A.G.(b)*	12,100	—
Roche Holding A.G. (Genusschein)	8,771	2,366,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Switzerland (Continued)
Sika A.G. (Bearer)	20	$58,306
Swiss Life Holding A.G. (Registered)*	1,400	265,047
Swiss Re A.G.*	5,100	421,851
Syngenta A.G. (Registered)	571	233,284
UBS A.G. (Registered)*	40,624	831,091
Valora Holding A.G. (Registered)	1,000	226,761
Wolseley PLC	4,668	241,685
Zurich Insurance Group A.G.*	800	206,036

		13,959,220

Taiwan — 2.0%
Delta Electronics, Inc.	135,000	655,726
Taiwan Semiconductor Manufacturing Co. Ltd.	470,000	1,598,050
Uni-President Enterprises Corp.	550,046	1,025,381

		3,279,157

Thailand — 0.6%
Kasikornbank PCL (Registered)	116,900	661,610
Siam Commercial Bank PCL (Registered)	59,700	296,782

		958,392

Turkey — 0.6%
Anadolu Efes Biracilik Ve Malt Sanayii A/S	60,620	702,371
Turkiye Garanti Bankasi A/S	37,390	147,442
Turkiye Halk Bankasi A/S	20,016	146,637

		996,450

United Kingdom — 15.6%
Alent PLC	17,600	101,186
AMEC PLC	9,300	161,841
Anglo American PLC	13,231	325,362
Aon PLC(a)	4,827	359,322
ARM Holdings PLC	14,337	229,545
Ashtead Group PLC	19,502	194,704
Associated British Foods PLC	6,387	194,184
AstraZeneca PLC	11,500	597,663
Aviva PLC	27,600	177,152
Babcock International Group PLC	16,393	317,298
BAE Systems PLC	58,200	427,971
Barclays PLC	53,800	231,471
Berkeley Group Holdings PLC	9,729	326,822
BG Group PLC	32,258	616,655
BP PLC	69,100	484,797
BP PLC ADR(a)	9,580	402,647
British American Tobacco PLC	5,130	272,200
BT Group PLC	105,200	582,909
Burberry Group PLC	7,993	211,672
Cable & Wireless Communications PLC	154,900	99,410

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Capita PLC	11,356	$183,030
Centrica PLC	45,200	270,758
Compass Group PLC	40,035	550,400
Debenhams PLC	134,100	221,561
Diageo PLC	41,863	1,330,264
Firstgroup PLC	42,200	81,673
GlaxoSmithKline PLC	39,093	982,521
Hiscox Ltd.	16,929	177,916
HSBC Holdings PLC	39,100	423,735
HSBC Holdings PLC (Hong Kong Exchange)	44,400	483,619
IMI PLC	11,979	282,275
InterContinental Hotels Group PLC	12,340	360,640
John Wood Group PLC	6,332	82,303
Johnson Matthey PLC	12,577	571,891
Kazakhmys PLC(a)	16,500	71,236
Kingfisher PLC	31,709	197,847
Legal & General Group PLC	61,900	196,896
Lloyds Banking Group PLC*	202,339	241,403
Meggitt PLC	43,514	386,584
Old Mutual PLC	66,400	201,674
Premier Oil PLC	25,400	133,967
Rolls-Royce Holdings PLC*	21,764	392,226
SABMiller PLC	49,527	2,524,690
Schroders PLC	3,006	125,367
St James’s Place PLC	31,316	311,987
Standard Chartered PLC	35,852	859,900
Telecity Group PLC	12,661	170,165
Trinity Mirror PLC*	75,700	151,765
Tullow Oil PLC	61,485	1,020,066
Unilever PLC	76,478	2,953,708
Vesuvius PLC	17,600	127,420
Vodafone Group PLC	126,300	445,362
Vodafone Group PLC ADR(a)	15,740	553,733
WH Smith PLC(a)	20,000	267,824
Whitbread PLC	6,139	294,388
Willis Group Holdings PLC(a)	20,290	879,166
WM Morrison Supermarkets PLC	88,000	398,981
WPP PLC	16,710	344,004
WS Atkins PLC	9,900	187,395

		25,755,151

United States — 1.5%
Boart Longyear Ltd.(a)	28,700	11,657
Colgate-Palmolive Co.(a)	17,738	1,051,863
Philip Morris International, Inc.	6,083	526,727
Schlumberger Ltd.	5,780	510,721

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United States (Continued)
Western Digital Corp.(a)	4,797	$304,130

		2,405,098

TOTAL COMMON STOCK (cost $128,404,693)		144,529,090

PREFERRED STOCK — 0.3%
Germany — 0.3%
Henkel A.G. & Co. KGaA	4,560	469,849

TOTAL PREFERRED STOCK (cost $227,350)		469,849

RIGHTS — 0.0%
Spain — 0.0%
Banco Bilbao Vizcaya Argentaria S.A.(a)*	16,400	2,241

TOTAL RIGHTS (cost $2,197)		2,241

Total (cost $128,634,240)		145,001,180

	Units	Value
INVESTMENT FUNDS — 10.6%
Cash Collateral Pool — 6.5%
ABA Members Collateral Fund(c)	10,707,307	$10,693,716

Collective Investment Funds — 4.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	446,505	6,711,870

TOTAL INVESTMENT FUNDS (cost $17,063,861)		17,405,586

SHORT-TERM INVESTMENTS — 5.0%
Affiliated Funds — 5.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(d)	8,272,537	8,272,537

TOTAL SHORT-TERM INVESTMENTS (cost $8,272,537)		8,272,537

TOTAL INVESTMENTS — 103.5% (cost $153,970,638)		$170,679,303
Liabilities Less Other Assets — (3.5)%		(5,820,908)

NET ASSETS — 100.0%		$164,858,395

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Represents security purchased with cash collateral received for securities on loan.
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

CDI — Chess Depository Interests

CVA — Certificaten Van Aandelen

GDR — Global Depository Receipt

SDR — Swedish Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

As of September 30, 2013, the International All Cap Equity Fund held the following forward foreign currency contracts:

Settlement Date	Counterparty	Currency Buy	Currency Buy Amount (Local Currency)	Currency Sell	Currency Sell Amount (Local Currency)	Unrealized Appreciation/ (Depreciation)
10/03/2013	The Bank of New York Mellon	United States Dollar	21,782	South African Rand	218,316	$48
10/04/2013	Brown Bros. Harriman New York	South African Rand	1,330,804	United States Dollar	131,936	528

						$576

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $2,446,694 and $1,098,624)	$2,666,057	$1,205,382
Large Cap Equity Fund (cost $1,876,165 and $672,063)	2,106,401	700,733
Small Mid Cap Equity Fund (cost $251,134 and $94,442)	292,497	99,055
Receivable for fund units sold	586	9,634

Total assets	5,065,541	2,014,804

Liabilities
Due to custodian	—	8

Total liabilities	—	8

Net Assets (equivalent to $19.69 and $17.15 per unit based on 257,269 and 117,463 units outstanding, respectively)	$5,065,541	$2,014,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 17, 2012(a) to September 30, 2012
Investment income
Interest — affiliated issuers	$—	$—	$34	$7

Expenses
Other fees	—	—	27	—

Net investment income (loss)	—	—	7	7

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	36,593	260	66,554	(2,432)
Large Cap Equity Fund	17,747	200	28,692	1,451
Small-Mid Cap Equity Fund	3,290	13	4,784	(146)

Net realized gain (loss)	57,630	473	100,030	(1,127)

Change in net unrealized appreciation (depreciation) on:
Investments	269,710	96,158	350,921	82,233

Change in net unrealized appreciation (depreciation)	269,710	96,158	350,921	82,233

Net realized and unrealized gain (loss)	327,340	96,631	450,951	81,106

Net increase (decrease) in net assets resulting from operations	$327,340	$96,631	$450,958	$81,113

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine- month period ended September 30, 2013
From operations
Net investment income (loss)	$7
Net realized gain (loss)	100,030
Change in net unrealized appreciation (depreciation)	350,921

Net increase (decrease) in net assets resulting from operations	450,958

From unitholder transactions
Proceeds from units issued	3,179,650
Cost of units redeemed	(579,863)

Net increase (decrease) in net assets from unitholder transactions	2,599,787

Net increase (decrease) in net assets	3,050,745
Net Assets
Beginning of period	2,014,796

End of period	$5,065,541

Number of units
Outstanding-beginning of period	117,463
Issued	170,603
Redeemed	(30,797)

Outstanding-end of period	257,269

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 17, 2012(a) to September 30, 2012
Net investment income (loss)	$—	$—	$— (b)	$— (b)
Net realized and unrealized gain (loss)	1.38	1.13	2.54	1.59

Net increase (decrease) in unit value	1.38	1.13	2.54	1.59
Net asset value at beginning of period	18.31	15.46	17.15	15.00

Net asset value at end of period	$19.69	$16.59	$19.69	$16.59

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(c)*	0.00%	0.00%	0.00%	0.00%
Portfolio turnover(d)**	8%	1%	21%	18%
Total return**	7.54%	7.31%	14.81%	10.60%
Net assets at end of period (in thousands)	$5,066	$1,486	$5,066	$1,486

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(d)	With respect to the portion of the Fund’s assets invested in International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, portfolio turnover reflects purchases and sales of the International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.105% and 1.146% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
International All Cap Equity Fund	84,126	$2,666,057
Large Cap Equity Fund	106,603	2,106,401
Small-Mid Cap Equity Fund	12,723	292,497

TOTAL INVESTMENT FUNDS (cost $4,573,993)		5,064,955

TOTAL INVESTMENTS — 100.0% (cost $4,573,993)		5,064,955
Other Assets Less Liabilities — 0.0%		586

NET ASSETS — 100.0%		$5,065,541

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $90,351,286 and $92,196,892, respectively)	$94,610,788	$100,415,445
Receivable for fund units sold	10,792	161,936
Other assets	3,687	2,799

Total assets	94,625,267	100,580,180

Liabilities
Payable for investments purchased	10,792	161,936
Investment advisory fee payable	9,426	9,837
ING — program fee payable	37,274	44,956
Trustee, management and administration fees payable	6,358	7,925
ABA Retirement Funds — program fee payable	4,955	6,430
Payable for legal and audit services	14,995	10,155
Payable for compliance consultant fees	5,360	6,864
Payable for reports to unitholders	2,450	1,137
Payable for registration fees	8,149	10,778
Other accruals	768	3,398

Total liabilities	100,527	263,416

Net Assets (equivalent to $13.29 and $13.62 per unit based on 7,112,838 and 7,363,146 units outstanding, respectively)	$94,524,740	$100,316,764

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	118,199	121,225	370,424	346,193
Trustee, management and administration fees	20,359	21,138	63,554	60,137
Investment advisory fee	9,347	9,829	29,195	27,474
ABA Retirement Funds — program fee	15,938	17,216	50,547	48,949
Legal and audit fees	8,006	8,512	25,597	20,876
Compliance consultant fees	1,101	1,999	7,399	9,278
Reports to unitholders	414	45	1,314	918
Registration fees	1,068	5,503	8,309	14,005
Other fees	219	1,228	2,139	2,980

Total expenses	174,651	186,695	558,478	530,810

Less: Expense reimbursement	(3,083)	(2,771)	(9,739)	(9,122)

Net expenses	171,568	183,924	548,739	521,688

Net investment income (loss)	(171,568)	(183,924)	(548,739)	(521,688)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	479,128	523,318	2,071,594	1,455,990

Net realized gain (loss)	479,128	523,318	2,071,594	1,455,990

Change in net unrealized appreciation (depreciation) on:
Investments	70,987	926,876	(3,959,051)	2,056,911

Change in net unrealized appreciation (depreciation)	70,987	926,876	(3,959,051)	2,056,911

Net realized and unrealized gain (loss)	550,115	1,450,194	(1,887,457)	3,512,901

Net increase (decrease) in net assets resulting from operations	$378,547	$1,266,270	$(2,436,196)	$2,991,213

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(548,739)
Net realized gain (loss)	2,071,594
Change in net unrealized appreciation (depreciation)	(3,959,051)

Net increase (decrease) in net assets resulting from operations	(2,436,196)

From unitholder transactions
Proceeds from units issued	21,341,012
Cost of units redeemed	(24,696,840)

Net increase (decrease) in net assets from unitholder transactions	(3,355,828)

Net increase (decrease) in net assets	(5,792,024)
Net Assets
Beginning of period	100,316,764

End of period	$94,524,740

Number of units
Outstanding-beginning of period	7,363,146
Issued	1,586,948
Redeemed	(1,837,256)

Outstanding-end of period	7,112,838

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.02)	(0.03)	(0.08)	(0.08)

Net investment income (loss)	(0.02)	(0.03)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	0.07	0.21	(0.25)	0.52

Net increase (decrease) in unit value	0.05	0.18	(0.33)	0.44
Net asset value at beginning of period	13.24	13.44	13.62	13.18

Net asset value at end of period	$13.29	$13.62	$13.29	$13.62

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.73%	0.78%	0.75%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.73)%	(0.78)%	(0.75)%	(0.77)%
Portfolio turnover**,†††	3%	3%	10%	11%
Total return**	0.38%	1.34%	(2.42)%	3.34%
Net assets at end of period (in thousands)	$94,525	$96,005	$94,525	$96,005

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,682,594	$94,610,788

TOTAL INVESTMENT FUNDS (cost $90,351,286)		94,610,788

TOTAL INVESTMENTS — 100.1% (cost $90,351,286)		94,610,788
Liabilities Less Other Assets — (0.1)%		(86,048)

NET ASSETS — 100.0%		$94,524,740

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $113,235,254 and $88,745,584, respectively)	$148,039,787	$104,486,674
Cash	51	—
Receivable for investments sold	75,302	—
Receivable for fund units sold	—	399,790
Other assets	3,825	2,933

Total assets	148,118,965	104,889,397

Liabilities
Payable for investments purchased	—	399,790
Payable for fund units redeemed	75,302	—
Investment advisory fee payable	7,336	5,094
ING — program fee payable	63,597	47,540
Trustee, management and administration fees payable	10,858	8,891
ABA Retirement Funds — program fee payable	8,525	6,795
Payable for legal and audit services	20,956	12,362
Payable for compliance consultant fees	7,685	6,755
Payable for reports to unitholders	2,975	1,230
Payable for registration fees	11,143	10,690
Other Accruals	1,095	3,299

Total liabilities	209,472	502,446

Net Assets (equivalent to $24.90 and $20.89 per unit based on 5,941,176 and 4,996,791 units outstanding, respectively)	$147,909,493	$104,386,951

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Interest — affiliated issuers	$—	$—	$—	$8

Total investment income	—	—	—	8

Expenses
ING — program fee	184,424	118,437	495,941	328,243
Trustee, management and administration fees	31,740	20,673	85,088	56,488
Investment advisory fee	7,450	4,732	19,797	13,609
ABA Retirement Funds — program fee	24,929	16,853	67,671	46,409
Legal and audit fees	12,401	8,508	34,177	19,979
Compliance consultant fees	2,721	2,140	10,443	8,891
Reports to unitholders	642	—	1,745	810
Registration fees	2,978	5,252	11,826	13,137
Other fees	729	953	3,083	2,573

Total expenses	268,014	177,548	729,771	490,139

Less: Expense reimbursement	(4,382)	(2,666)	(11,493)	(8,585)

Net expenses	263,632	174,882	718,278	481,554

Net investment income (loss)	(263,632)	(174,882)	(718,278)	(481,546)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,219,705	280,595	3,041,645	1,225,973

Net realized gain (loss)	1,219,705	280,595	3,041,645	1,225,973

Change in net unrealized appreciation (depreciation) on:
Investments	5,919,977	5,517,348	19,063,443	11,411,983

Change in net unrealized appreciation (depreciation)	5,919,977	5,517,348	19,063,443	11,411,983

Net realized and unrealized gain (loss)	7,139,682	5,797,943	22,105,088	12,637,956

Net increase (decrease) in net assets resulting from operations	$6,876,050	$5,623,061	$21,386,810	$12,156,410

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(718,278)
Net realized gain (loss)	3,041,645
Change in net unrealized appreciation (depreciation)	19,063,443

Net increase (decrease) in net assets resulting from operations	21,386,810

From unitholder transactions
Proceeds from units issued	47,227,420
Cost of units redeemed	(25,091,688)

Net increase (decrease) in net assets from unitholder transactions	22,135,732

Net increase (decrease) in net assets	43,522,542
Net Assets
Beginning of period	104,386,951

End of period	$147,909,493

Number of units
Outstanding-beginning of period	4,996,791
Issued	2,004,279
Redeemed	(1,059,894)

Outstanding-end of period	5,941,176

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$— (a)	$—	$— (a)
Expenses†,††	(0.04)	(0.04)	(0.13)	(0.11)

Net investment income (loss)	(0.04)	(0.04)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	1.24	1.26	4.14	2.98

Net increase (decrease) in unit value	1.20	1.22	4.01	2.87
Net asset value at beginning of period	23.70	19.79	20.89	18.14

Net asset value at end of period	$24.90	$21.01	$24.90	$21.01

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.72%	0.74%	0.74%	0.75%
Ratio of net investment income (loss) to average net assets*	(0.72)%	(0.74)%	(0.74)%	(0.75)%
Portfolio turnover**,†††	2%	1%	6%	5%
Total return**	5.06%	6.16%	19.20%	15.82%
Net assets at end of period (in thousands)	$147,909	$100,421	$147,909	$100,421

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	4,923,827	$148,039,787

TOTAL INVESTMENT FUNDS (cost $113,235,254)		148,039,787

TOTAL INVESTMENTS — 100.1% (cost $113,235,254)		148,039,787
Liabilities Less Other Assets — (0.1)%		(130,294)

NET ASSETS — 100.0%		$147,909,493

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $210,478,833 and $216,818,070, respectively)	$329,632,265	$285,693,611
Receivable for investments sold	238,185	—
Receivable for fund units sold	—	140,978
Cash	115	—
Other assets	11,037	9,177

Total assets	329,881,602	285,843,766

Liabilities
Payable for investments purchased	—	140,978
Payable for fund units redeemed	238,185	—
Investment advisory fee payable	33,490	28,206
ING — program fee payable	139,702	118,738
Trustee, management and administration fees payable	23,880	21,657
ABA Retirement Funds — program fee payable	18,678	16,973
Payable for legal and audit services	50,270	33,196
Payable for compliance consultant fees	17,902	22,147
Payable for reports to unitholders	8,666	4,375
Payable for registration fees	27,033	31,705
Other accruals	2,630	10,735

Total liabilities	560,436	428,710

Net Assets (equivalent to $49.71 and $41.20 per unit based on 6,625,458 and 6,927,066 units outstanding, respectively)	$329,321,166	$285,415,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	420,520	371,037	1,214,911	1,104,434
Trustee, management and administration fees	72,400	64,312	208,443	191,152
Investment advisory fee	33,587	28,698	96,660	90,544
ABA Retirement Funds — program fee	56,781	52,388	165,780	156,188
Legal and audit fees	28,369	26,114	83,809	66,150
Compliance consultant fees	4,469	4,531	24,235	28,086
Reports to unitholders	1,467	—	4,291	2,827
Registration fees	5,491	17,641	28,169	45,154
Other fees	1,106	1,148	7,129	6,801

Total expenses	624,190	565,869	1,833,427	1,691,336

Less: Expense reimbursement	(10,342)	(8,545)	(30,754)	(29,716)

Net expenses	613,848	557,324	1,802,673	1,661,620

Net investment income (loss)	(613,848)	(557,324)	(1,802,673)	(1,661,620)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,448,626	2,802,112	9,956,966	6,535,476

Net realized gain (loss)	4,448,626	2,802,112	9,956,966	6,535,476

Change in net unrealized appreciation (depreciation) on:
Investments	15,713,257	14,644,268	50,277,891	35,808,308

Change in net unrealized appreciation (depreciation)	15,713,257	14,644,268	50,277,891	35,808,308

Net realized and unrealized gain (loss)	20,161,883	17,446,380	60,234,857	42,343,784

Net increase (decrease) in net assets resulting from operations	$19,548,035	$16,889,056	$58,432,184	$40,682,164

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(1,802,673)
Net realized gain (loss)	9,956,966
Change in net unrealized appreciation (depreciation)	50,277,891

Net increase (decrease) in net assets resulting from operations	58,432,184

From unitholder transactions
Proceeds from units issued	29,302,140
Cost of units redeemed	(43,828,214)

Net increase (decrease) in net assets from unitholder transactions	(14,526,074)

Net increase (decrease) in net assets	43,906,110
Net Assets
Beginning of period	285,415,056

End of period	$329,321,166

Number of units
Outstanding-beginning of period	6,927,066
Issued	631,766
Redeemed	(933,374)

Outstanding-end of period	6,625,458

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.09)	(0.08)	(0.26)	(0.23)

Net investment income (loss)	(0.09)	(0.08)	(0.26)	(0.23)
Net realized and unrealized gain (loss)	2.97	2.42	8.77	5.73

Net increase (decrease) in unit value	2.88	2.34	8.51	5.50
Net asset value at beginning of period	46.83	38.83	41.20	35.67

Net asset value at end of period	$49.71	$41.17	$49.71	$41.17

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.73%	0.77%	0.76%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.73)%	(0.77)%	(0.76)%	(0.77)%
Portfolio turnover**,†††	1%	1%	3%	3%
Total return**	6.15%	6.03%	20.66%	15.42%
Net assets at end of period (in thousands)	$329,321	$293,605	$329,321	$293,605

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	14,098,296	$329,632,265

TOTAL INVESTMENT FUNDS (cost $210,478,833)		329,632,265

TOTAL INVESTMENTS — 100.1% (cost $210,478,833)		329,632,265
Liabilities Less Other Assets — (0.1)%		(311,099)

NET ASSETS — 100.0%		$329,321,166

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $85,237,494 and $65,155,641, respectively)	$112,926,645	$76,157,109
Cash	38	—
Receivable for investments sold	79,933	—
Receivable for fund units sold	—	255,197
Other assets	2,921	2,269

Total assets	113,009,537	76,414,575

Liabilities
Payable for investments purchased	—	255,197
Payable for fund units redeemed	79,933	—
Investment advisory fee payable	11,193	7,503
ING — program fee payable	48,460	33,171
Trustee, management and administration fees payable	8,260	6,275
ABA Retirement Funds — program fee payable	6,511	4,714
Payable for legal and audit services	15,912	8,957
Payable for compliance consultant fees	5,811	5,315
Payable for reports to unitholders	2,301	979
Payable for registration fees	8,431	8,344
Other accruals	835	2,697

Total liabilities	187,647	333,152

Net Assets (equivalent to $34.51 and $28.16 per unit based on 3,269,167and 2,701,428 units outstanding, respectively)	$112,821,890	$76,081,423

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	140,721	93,434	375,407	268,232
Trustee, management and administration fees	24,217	16,132	64,408	46,156
Investment advisory fee	11,455	7,478	30,129	22,154
ABA Retirement Funds — program fee	19,023	13,154	51,224	37,941
Legal and audit fees	9,466	6,585	25,832	16,157
Compliance consultant fees	2,035	1,511	7,859	7,146
Reports to unitholders	490	—	1,322	676
Registration fees	2,244	4,252	8,912	10,834
Other fees	523	605	2,298	1,957

Total expenses	210,174	143,151	567,391	411,253

Less: Expense reimbursement	(3,348)	(2,120)	(8,667)	(7,104)

Total expenses	206,826	141,031	558,724	404,149

Net investment income (loss)	(206,826)	(141,031)	(558,724)	(404,149)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,690,855	585,055	2,720,305	1,596,681

Net realized gain (loss)	1,690,855	585,055	2,720,305	1,596,681

Change in net unrealized appreciation (depreciation) on:
Investments	6,138,908	3,299,877	16,687,683	6,888,290

Change in net unrealized appreciation (depreciation)	6,138,908	3,299,877	16,687,683	6,888,290

Net realized and unrealized gain (loss)	7,829,763	3,884,932	19,407,988	8,484,971

Net increase (decrease) in net assets resulting from operations	$7,622,937	$3,743,901	$18,849,264	$8,080,822

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(558,724)
Net realized gain (loss)	2,720,305
Change in net unrealized appreciation (depreciation)	16,687,683

Net increase (decrease) in net assets resulting from operations	18,849,264

From unitholder transactions
Proceeds from units issued	38,730,725
Cost of units redeemed	(20,839,522)

Net increase (decrease) in net assets from unitholder transactions	17,891,203

Net increase (decrease) in net assets	36,740,467
Net Assets
Beginning of period	76,081,423

End of period	$112,821,890

Number of units
Outstanding-beginning of period	2,701,428
Issued	1,210,934
Redeemed	(643,195)

Outstanding-end of period	3,269,167

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.05)	(0.18)	(0.15)

Net investment income (loss)	(0.06)	(0.05)	(0.18)	(0.15)
Net realized and unrealized gain (loss)	2.42	1.41	6.53	3.32

Net increase (decrease) in unit value	2.36	1.36	6.35	3.17
Net asset value at beginning of period	32.15	25.88	28.16	24.07

Net asset value at end of period	$34.51	$27.24	$34.51	$27.24

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.74%	0.77%	0.76%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.74)%	(0.77)%	(0.76)%	(0.77)%
Portfolio turnover**,†††	4%	3%	7%	8%
Total return**	7.34%	5.26%	22.55%	13.17%
Net assets at end of period (in thousands)	$112,822	$75,166	$112,822	$75,166

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	2,340,400	$112,926,645

TOTAL INVESTMENT FUNDS (cost $85,237,494)		112,926,645

TOTAL INVESTMENTS — 100.1% (cost $85,237,494)		112,926,645
Liabilities Less Other Assets — (0.1)%		(104,755)

NET ASSETS — 100.0%		$112,821,890

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $10,986 and $0, respectively)	$10,986	$—
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $48,287,355 and $37,426,620, respectively)	62,566,832	42,030,745
Receivable for investments sold	860,503	167,075
Receivable for fund units sold	—	143,028
Other assets	1,584	1,258

Total assets	63,439,905	42,342,106

Liabilities
Due to custodian	—	167,075
Payable for investments purchased	—	143,028
Payable for fund units redeemed	860,503	—
Investment advisory fee payable	6,114	4,120
ING — program fee payable	27,161	18,775
Trustee, management and administration fees payable	4,647	3,490
ABA Retirement Funds — program fee payable	3,654	2,655
Payable for legal and audit services	8,814	5,074
Payable for compliance consultant fees	3,217	2,921
Payable for reports to unitholders	1,272	543
Payable for registration fees	4,667	4,453
Other accruals	465	1,463

Total liabilities	920,514	353,597

Net Assets (equivalent to $36.20 and $28.51 per unit based on 1,727,226 and 1,472,977 units outstanding, respectively)	$62,519,391	$41,988,509

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Interest	$—	$—	$115	$—

Total investment income	—	—	115	—

Expenses
ING — program fee	78,576	49,354	207,096	142,837
Trustee, management and administration fees	13,521	8,613	35,531	24,628
Investment advisory fee	6,262	4,010	16,491	11,502
ABA Retirement Funds — program fee	10,624	7,009	28,258	20,206
Legal and audit fees	5,286	3,532	14,273	8,651
Compliance consultant fees	1,149	749	4,339	3,753
Reports to unitholders	273	—	729	361
Registration fees	1,306	2,310	4,960	5,820
Other fees	314	271	1,280	992

Total expenses	117,311	75,848	312,957	218,750

Less: Expense reimbursement	(1,853)	(1,140)	(4,759)	(3,827)

Net expenses	115,458	74,708	308,198	214,923

Net investment income (loss)	(115,458)	(74,708)	(308,083)	(214,923)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,584,680	359,596	3,223,544	1,152,308

Net realized gain (loss)	1,584,680	359,596	3,223,544	1,152,308

Change in net unrealized appreciation (depreciation) on:
Investments	4,262,502	1,686,371	9,675,352	3,612,146

Change in net unrealized appreciation (depreciation)	4,262,502	1,686,371	9,675,352	3,612,146

Net realized and unrealized gain (loss)	5,847,182	2,045,967	12,898,896	4,764,454

Net increase (decrease) in net assets resulting from operations	$5,731,724	$1,971,259	$12,590,813	$4,549,531

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(308,083)
Net realized gain (loss)	3,223,544
Change in net unrealized appreciation (depreciation)	9,675,352

Net increase (decrease) in net assets resulting from operations	12,590,813

From unitholder transactions
Proceeds from units issued	24,103,461
Cost of units redeemed	(16,163,392)

Net increase (decrease) in net assets from unitholder transactions	7,940,069

Net increase (decrease) in net assets	20,530,882
Net Assets
Beginning of period	41,988,509

End of period	$62,519,391

Number of units
Outstanding-beginning of period	1,472,977
Issued	740,721
Redeemed	(486,472)

Outstanding-end of period	1,727,226

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$— (a)	$—
Expenses†,††	(0.07)	(0.05)	(0.19)	(0.15)

Net investment income (loss)	(0.07)	(0.05)	(0.19)	(0.15)
Net realized and unrealized gain (loss)	3.37	1.39	7.88	3.50

Net increase (decrease) in unit value	3.30	1.34	7.69	3.35
Net asset value at beginning of period	32.90	26.71	28.51	24.70

Net asset value at end of period	$36.20	$28.05	$36.20	$28.05

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.74%	0.75%	0.76%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.74)%	(0.75)%	(0.76)%	(0.77)%
Portfolio turnover**,†††	8%	5%	18%	15%
Total return**	10.03%	5.02%	26.97%	13.56%
Net assets at end of period (in thousands)	$62,519	$41,081	$62,519	$41,081

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,865,717	$62,566,832

TOTAL INVESTMENT FUNDS (cost $48,287,355)		62,566,832

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	10,986	10,986

TOTAL SHORT-TERM INVESTMENTS (cost $10,986)		10,986

TOTAL INVESTMENTS — 100.1% (cost $48,298,341)		62,577,818
Liabilities Less Other Assets — (0.1)%		(58,427)

NET ASSETS — 100.0%		$62,519,391

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Assets and Liabilities

	September 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $72,381,920 and $61,467,517, respectively)	$85,015,684	$67,809,542
Cash	29	—
Receivable for investments sold	20,192	—
Receivable for fund units sold	—	207,278
Other assets	2,117	1,837

Total assets	85,038,022	68,018,657

Liabilities
Payable for investments purchased	—	207,278
Payable for fund units redeemed	20,192	—
Investment advisory fee payable	24,428	19,331
ING — program fee payable	35,611	29,454
Trustee, management and administration fees payable	6,072	5,387
ABA Retirement Funds — program fee payable	4,754	4,198
Payable for legal and audit services	12,077	8,453
Payable for compliance consultant fees	4,396	4,432
Payable for reports to unitholders	1,846	821
Payable for registration fees	6,521	6,604
Other accruals	638	2,106

Total liabilities	116,535	288,064

Net Assets (equivalent to $31.56 and $29.01 per unit based on 2,691,155 and 2,334,675 units outstanding, respectively)	$84,921,487	$67,730,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	101,948	72,267	290,469	208,881
Trustee, management and administration fees	17,551	12,621	49,836	36,102
Investment advisory fee	24,501	18,090	69,531	50,088
ABA Retirement Funds — program fee	13,768	10,291	39,635	29,540
Legal and audit fees	6,869	5,232	20,189	12,659
Compliance consultant fees	1,326	1,047	6,020	5,412
Reports to unitholders	355	—	1,026	524
Registration fees	1,530	3,446	6,916	8,544
Other fees	395	378	1,825	1,427

Total expenses	168,243	123,372	485,447	353,177

Less: Expense reimbursement	(2,438)	(1,619)	(6,856)	(5,544)

Net expenses	165,805	121,753	478,591	347,633

Net investment income (loss)	(165,805)	(121,753)	(478,591)	(347,633)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	307,822	62,214	763,587	163,223

Net realized gain (loss)	307,822	62,214	763,587	163,223

Change in net unrealized appreciation (depreciation) on:
Investments	7,429,799	3,809,751	6,291,739	5,310,046

Change in net unrealized appreciation (depreciation)	7,429,799	3,809,751	6,291,739	5,310,046

Net realized and unrealized gain (loss)	7,737,621	3,871,965	7,055,326	5,473,269

Net increase (decrease) in net assets resulting from operations	$7,571,816	$3,750,212	$6,576,735	$5,125,636

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(478,591)
Net realized gain (loss)	763,587
Change in net unrealized appreciation (depreciation)	6,291,739

Net increase (decrease) in net assets resulting from operations	6,576,735

From unitholder transactions
Proceeds from units issued	21,479,320
Cost of units redeemed	(10,865,161)

Net increase (decrease) in net assets from unitholder transactions	10,614,159

Net increase (decrease) in net assets	17,190,894
Net Assets
Beginning of period	67,730,593

End of period	$84,921,487

Number of units
Outstanding-beginning of period	2,334,675
Issued	719,427
Redeemed	(362,947)

Outstanding-end of period	2,691,155

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.06)	(0.19)	(0.17)

Net investment income (loss)	(0.06)	(0.06)	(0.19)	(0.17)
Net realized and unrealized gain (loss)	2.92	1.76	2.74	2.60

Net increase (decrease) in unit value	2.86	1.70	2.55	2.43
Net asset value at beginning of period	28.70	25.53	29.01	24.80

Net asset value at end of period	$31.56	$27.23	$31.56	$27.23

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%	0.84%	0.84%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.84)%	(0.85)%
Portfolio turnover**,†††	2%	2%	5%	5%
Total return**	9.97%	6.66%	8.79%	9.80%
Net assets at end of period (in thousands)	$84,921	$62,453	$84,921	$62,453

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.040% and 0.050% for the periods September 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	5,655,647	$85,015,684

TOTAL INVESTMENT FUNDS (cost $72,381,920)		85,015,684

TOTAL INVESTMENTS — 100.1% (cost $72,381,920)		85,015,684
Liabilities Less Other Assets — (0.1)%		(94,197)

NET ASSETS — 100.0%		$84,921,487

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $14,280,599 and $14,285,644, respectively)	$14,085,118	$15,695,223
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $6,674,049 and $8,249,192, respectively)	6,674,049	7,639,436
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $6,549,077 and $7,212,379, respectively)	7,141,858	8,216,749
Receivable for fund units sold	42,144	94,335
Other assets	1,062	825

Total assets	27,944,231	31,646,568

Liabilities
Payable for investments purchased	42,144	94,335
Investment advisory fee payable	5,683	6,080
ING — program fee payable	11,085	14,834
Trustee, management and administration fees payable	1,903	2,638
ABA Retirement Funds — program fee payable	1,454	2,119
Payable for legal and audit services	4,729	3,485
Payable for compliance consultant fees	1,705	2,065
Payable for reports to unitholders	781	364
Payable for registration fees	2,591	3,309
Other accruals	239	1,011

Total liabilities	72,314	130,240

Net Assets (equivalent to $17.63 and $18.63 per unit based on 1,581,303 and 1,691,743 units outstanding, respectively)	$27,871,917	$31,516,328

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	36,552	36,647	117,414	100,425
Trustee, management and administration fees	6,297	6,398	20,145	17,422
Investment advisory fee	5,610	5,923	17,858	15,725
ABA Retirement Funds — program fee	4,928	5,197	16,023	14,202
Legal and audit fees	2,482	2,585	8,166	6,087
Compliance consultant fees	358	652	2,379	2,721
Reports to unitholders	128	—	417	248
Registration fees	333	1,649	2,655	4,065
Other fees	92	295	708	790

Total expenses	56,780	59,346	185,765	161,685

Less: Expense reimbursement	(979)	(819)	(3,050)	(2,603)

Net expenses	55,801	58,527	182,715	159,082

Net investment income (loss)	(55,801)	(58,527)	(182,715)	(159,082)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(680,331)	194,139	(71,685)	589,754

Net realized gain (loss)	(680,331)	194,139	(71,685)	589,754

Change in net unrealized appreciation (depreciation) on:
Investments	769,355	722,652	(1,406,893)	1,446,669

Change in net unrealized appreciation (depreciation)	769,355	722,652	(1,406,893)	1,446,669

Net realized and unrealized gain (loss)	89,024	916,791	(1,478,578)	2,036,423

Net increase (decrease) in net assets resulting from operations	$33,223	$858,264	$(1,661,293)	$1,877,341

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(182,715)
Net realized gain (loss)	(71,685)
Change in net unrealized appreciation (depreciation)	(1,406,893)

Net increase (decrease) in net assets resulting from operations	(1,661,293)

From unitholder transactions
Proceeds from units issued	9,397,776
Cost of units redeemed	(11,380,894)

Net increase (decrease) in net assets from unitholder transactions	(1,983,118)

Net increase (decrease) in net assets	(3,644,411)
Net Assets
Beginning of period	31,516,328

End of period	$27,871,917

Number of units
Outstanding-beginning of period	1,691,743
Issued	511,734
Redeemed	(622,174)

Outstanding-end of period	1,581,303

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.04)	(0.11)	(0.11)

Net investment income (loss)	(0.03)	(0.04)	(0.11)	(0.11)
Net realized and unrealized gain (loss)	0.04	0.62	(0.89)	1.44

Net increase (decrease) in unit value	0.01	0.58	(1.00)	1.33
Net asset value at beginning of period	17.62	18.22	18.63	17.47

Net asset value at end of period	$17.63	$18.80	$17.63	$18.80

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.81%	0.79%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.81)%	(0.79)%	(0.81)%
Portfolio turnover**,†††	28%	5%	46%	15%
Total return**	0.06%	3.18%	(5.37)%	7.61%
Net assets at end of period (in thousands)	$27,872	$29,792	$27,872	$29,792

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.018% and 0.020% for the periods September 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	685,111	$6,674,049
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	601,003	14,085,118
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	202,992	7,141,858

TOTAL INVESTMENT FUNDS (cost $27,503,725)		27,901,025

TOTAL INVESTMENTS — 100.1% (cost $27,503,725)		27,901,025
Liabilities Less Other Assets — (0.1)%		(29,108)

NET ASSETS — 100.0%		$27,871,917

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

	September 30, 2013 Unaudited	December, 31 2012
Assets
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $1,175,167 and $682,898, respectively)	$1,164,315	$706,152
Investment companies, at value:
AQR Risk Parity Fund, Class I (cost $798,399 and $457,469, respectively)	772,094	466,963
Cash	11	—
Receivable for investments sold	3,045	—
Receivable for fund units sold	—	1,000
Interest and dividends receivable	—	1,548
Other assets	248	251

Total assets	1,939,713	1,175,914

Liabilities
Payable for investments purchased	4,124	2,548
ING — program fee payable	757	556
Trustee, management and administration fees payable	121	161
ABA Retirement Funds — program fee payable	102	79
Payable for legal and audit services	268	142
Payable for compliance consultant fees	100	57
Payable for reports to unitholders	31	9
Payable for registration fees	141	119
Other accruals	14	26

Total liabilities	5,658	3,697

Net Assets (equivalent to $10.54 and $10.76 per unit based on 183,563 and 108,941 units outstanding, respectively)	$1,934,055	$1,172,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 17, 2012(a) to September 30, 2012
Investment income
Dividends	$5,909	$3,443	$8,840	$6,746

Total investment income	5,909	3,443	8,840	6,746

Expenses
ING — program fee	2,384	1,208	6,254	2,705
Trustee, management and administration fees	410	200	1,073	431
ABA Retirement Funds — program fee	322	183	853	383
Legal and audit fees	162	93	430	170
Compliance consultant fees	43	41	138	87
Reports to unitholders	8	5	22	11
Registration fees	43	42	151	96
Other fees	16	18	46	29

Total expenses	3,388	1,790	8,967	3,912

Less: Expense reimbursement	(192)	(127)	(543)	(216)

Net expenses	3,196	1,663	8,424	3,696

Net investment income (loss)	2,713	1,780	416	3,050

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(62)	1,980	11,471	2,880

Net realized gain (loss)	(62)	1,980	11,471	2,880

Change in net unrealized appreciation (depreciation) on:
Investments	30,544	38,416	(69,905)	39,789

Change in net unrealized appreciation (depreciation)	30,544	38,416	(69,905)	39,789

Net realized and unrealized gain (loss)	30,482	40,396	(58,434)	42,669

Net increase (decrease) in net assets resulting from operations	$33,195	$42,176	$(58,018)	$45,719

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$416
Net realized gain (loss)	11,471
Change in net unrealized appreciation (depreciation)	(69,905)

Net increase (decrease) in net assets resulting from operations	(58,018)

From unitholder transactions
Proceeds from units issued	1,536,950
Cost of units redeemed	(717,094)

Net increase (decrease) in net assets from unitholder transactions	819,856

Net increase (decrease) in net assets	761,838
Net Assets
Beginning of period	1,172,217

End of period	$1,934,055

Number of units
Outstanding-beginning of period	108,941
Issued	142,889
Redeemed	(68,267)

Outstanding-end of period	183,563

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 17, 2012(a) to September 30, 2012
Investment income†	$0.03	$0.03	$0.06	$0.09
Expenses†,††	(0.02)	(0.01)	(0.05)	(0.05)

Net investment income (loss)	0.01	0.02	0.01	0.04
Net realized and unrealized gain (loss)	0.19	0.41	(0.23)	0.49

Net increase (decrease) in unit value	0.20	0.43	(0.22)	0.53
Net asset value at beginning of period	10.34	10.10	10.76	10.00

Net asset value at end of period	$10.54	$10.53	$10.54	$10.53

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.68%	0.64%	0.69%	0.68%
Ratio of net investment income (loss) to average net assets*	0.58%	0.68%	0.03%	0.56%
Portfolio turnover**,†††	23%	4%	43%	15%
Total return**	1.93%	4.26%	(2.04)%	5.30%
Net assets at end of period (in thousands)	$1,934	$1,154	$1,934	$1,154

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.714% and 0.711% for the periods ended September 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 60.2%
Wellington CIF II Real Total Return Fund	114,149	$1,164,315
Investment Companies — 39.9%
AQR Risk Parity Fund, Class I	68,875	772,094

TOTAL INVESTMENT FUNDS (cost $1,973,566)		1,936,409

TOTAL INVESTMENTS — 100.1% (cost $1,973,566)		1,936,409
Liabilities Less Other Assets — (0.1)%		(2,354)

NET ASSETS — 100.0%		$1,934,055

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $42,548,977 and $41,351,592, respectively)	$48,499,691	$47,342,113
Cash	17	—
Receivable for investments sold	45,223	—
Receivable for fund units sold	—	50,743
Other assets	1,687	1,354

Total assets	48,546,618	47,394,210

Liabilities
Payable for investments purchased	—	50,743
Payable for fund units redeemed	45,223	—
Retirement Date Fund management fee payable	12,309	10,954
ING — program fee payable	20,118	20,977
Trustee, management and administration fees payable	4,409	4,618
ABA Retirement Funds — program fee payable	2,679	2,999
Payable for legal and audit services	7,638	5,375
Payable for compliance consultant fees	2,737	3,331
Payable for reports to unitholders	1,291	629
Payable for registration fees	4,147	4,978
Other accruals	394	1,588

Total liabilities	100,945	106,192

Net Assets (equivalent to $13.78 and $13.46 per unit based on 3,514,524 and 3,512,545 units outstanding, respectively)	$48,445,673	$47,288,018

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	61,844	57,578	187,049	162,250
Trustee, management and administration fees	13,867	12,882	41,442	35,950
Retirement Date Fund management fee	12,272	11,839	37,739	33,316
ABA Retirement Funds — program fee	8,344	8,174	25,524	22,954
Legal and audit fees	4,176	4,066	12,948	9,795
Compliance consultant fees	639	871	3,759	4,250
Reports to unitholders	216	—	662	406
Registration fees	720	2,644	4,303	6,590
Other fees	161	329	1,111	1,140

Total expenses	102,239	98,383	314,537	276,651

Less: Expense reimbursement	(1,572)	(1,321)	(4,797)	(4,284)

Net expenses	100,667	97,062	309,740	272,367

Net investment income (loss)	(100,667)	(97,062)	(309,740)	(272,367)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	463,946	121,331	1,453,842	381,738

Net realized gain (loss)	463,946	121,331	1,453,842	381,738

Change in net unrealized appreciation (depreciation) on:
Investments	799,290	1,384,796	(39,807)	3,146,351

Change in net unrealized appreciation (depreciation)	799,290	1,384,796	(39,807)	3,146,351

Net realized and unrealized gain (loss)	1,263,236	1,506,127	1,414,035	3,528,089

Net increase (decrease) in net assets resulting from operations	$1,162,569	$1,409,065	$1,104,295	$3,255,722

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(309,740)
Net realized gain (loss)	1,453,842
Change in net unrealized appreciation (depreciation)	(39,807)

Net increase (decrease) in net assets resulting from operations	1,104,295

From unitholder transactions
Proceeds from units issued	8,448,813
Cost of units redeemed	(8,395,453)

Net increase (decrease) in net assets from unitholder transactions	53,360

Net increase (decrease) in net assets	1,157,655
Net Assets
Beginning of period	47,288,018

End of period	$48,445,673

Number of units
Outstanding-beginning of period	3,512,545
Issued	618,165
Redeemed	(616,186)

Outstanding-end of period	3,514,524

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.09)	(0.08)

Net investment income (loss)	(0.03)	(0.03)	(0.09)	(0.08)
Net realized and unrealized gain (loss)	0.35	0.44	0.41	1.07

Net increase (decrease) in unit value	0.32	0.41	0.32	0.99
Net asset value at beginning of period	13.46	12.95	13.46	12.37

Net asset value at end of period	$13.78	$13.36	$13.78	$13.36

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.82%	0.86%	0.84%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.86)%	(0.84)%	(0.86)%
Portfolio turnover**,†††	3%	2%	15%	7%
Total return**	2.38%	3.17%	2.38%	8.00%
Net assets at end of period (in thousands)	$48,446	$46,418	$48,446	$46,418

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,361,032	$48,499,691

TOTAL INVESTMENT FUNDS (cost $42,548,977)		48,499,691

TOTAL INVESTMENTS — 100.1% (cost $42,548,977)		48,499,691
Liabilities Less Other Assets — (0.1)%		(54,018)

NET ASSETS — 100.0%		$48,445,673

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $62,253,196 and $71,469,367, respectively)	$71,238,843	$83,002,687
Cash	25	—
Receivable for investments sold	154,132	—
Receivable for fund units sold	—	323,662
Other assets	2,702	2,327

Total assets	71,395,702	83,328,676

Liabilities
Payable for investments purchased	—	323,662
Payable for fund units redeemed	154,132	—
Retirement Date Fund management fee payable	17,531	18,607
ING — program fee payable	27,762	37,400
Trustee, management and administration fees payable	6,113	8,067
ABA Retirement Funds — program fee payable	3,682	5,357
Payable for legal and audit services	11,869	9,180
Payable for compliance consultant fees	4,226	5,844
Payable for reports to unitholders	2,181	1,122
Payable for registration fees	6,583	8,517
Other accruals	607	2,755

Total liabilities	234,686	420,511

Net Assets (equivalent to $17.09 and $16.64 per unit based on 4,163,538 and 4,981,994 units outstanding, respectively)	$71,161,016	$82,908,165

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	89,680	97,188	297,870	279,953
Trustee, management and administration fees	20,144	21,763	65,994	62,195
Retirement Date Fund management fee	16,973	19,086	59,574	55,999
ABA Retirement Funds — program fee	12,081	13,775	40,648	39,571
Legal and audit fees	6,091	6,947	20,738	16,976
Compliance consultant fees	675	1,360	5,886	7,255
Reports to unitholders	316	—	1,060	707
Registration fees	796	4,541	6,787	11,426
Other fees	166	457	1,754	1,872

Total expenses	146,922	165,117	500,311	475,954

Less: Expense reimbursement	(2,338)	(2,202)	(7,934)	(7,405)

Net expenses	144,584	162,915	492,377	468,549

Net investment income (loss)	(144,584)	(162,915)	(492,377)	(468,549)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,151,106	329,443	5,376,826	1,529,476

Net realized gain (loss)	1,151,106	329,443	5,376,826	1,529,476

Change in net unrealized appreciation (depreciation) on:
Investments	830,791	2,467,644	(2,547,673)	5,428,094

Change in net unrealized appreciation (depreciation)	830,791	2,467,644	(2,547,673)	5,428,094

Net realized and unrealized gain (loss)	1,981,897	2,797,087	2,829,153	6,957,570

Net increase (decrease) in net assets resulting from operations	$1,837,313	$2,634,172	$2,336,776	$6,489,021

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(492,377)
Net realized gain (loss)	5,376,826
Change in net unrealized appreciation (depreciation)	(2,547,673)

Net increase (decrease) in net assets resulting from operations	2,336,776

From unitholder transactions
Proceeds from units issued	14,209,818
Cost of units redeemed	(28,293,743)

Net increase (decrease) in net assets from unitholder transactions	(14,083,925)

Net increase (decrease) in net assets	(11,747,149)
Net Assets
Beginning of period	82,908,165

End of period	$71,161,016

Number of units
Outstanding-beginning of period	4,981,994
Issued	841,094
Redeemed	(1,659,550)

Outstanding-end of period	4,163,538

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.11)	(0.10)

Net investment income (loss)	(0.03)	(0.03)	(0.11)	(0.10)
Net realized and unrealized gain (loss)	0.46	0.59	0.56	1.51

Net increase (decrease) in unit value	0.43	0.56	0.45	1.41
Net asset value at beginning of period	16.66	15.95	16.64	15.10

Net asset value at end of period	$17.09	$16.51	$17.09	$16.51

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%	0.84%	0.84%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.84)%	(0.85)%
Portfolio turnover**,†††	5%	2%	13%	12%
Total return**	2.58%	3.51%	2.70%	9.34%
Net assets at end of period (in thousands)	$71,161	$80,825	$71,161	$80,825

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	4,533,175	$71,238,843

TOTAL INVESTMENT FUNDS (cost $62,253,196)		71,238,843

TOTAL INVESTMENTS — 100.1% (cost $62,253,196)		71,238,843
Liabilities Less Other Assets — (0.1)%		(77,827)

NET ASSETS — 100.0%		$71,161,016

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $205,087,329 and $169,441,183, respectively)	$256,974,294	$207,118,303
Receivable for investments sold	579,647	1,085,387
Other assets	7,784	6,021

Total assets	257,561,725	208,209,711

Liabilities
Payable for fund units redeemed	579,647	1,085,387
Retirement Date Fund management fee payable	63,703	50,954
ING — program fee payable	108,381	91,581
Trustee, management and administration fees payable	23,674	19,947
ABA Retirement Funds — program fee payable	14,506	13,104
Payable for legal and audit services	37,619	22,387
Payable for compliance consultant fees	13,621	14,313
Payable for reports to unitholders	5,849	2,664
Payable for registration fees	20,134	22,093
Other accruals	1,969	6,989

Total liabilities	869,103	1,329,419

Net Assets (equivalent to $21.07 and $19.57 per unit based on 12,180,717 and 10,573,990 units outstanding, respectively)	$256,692,622	$206,880,292

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	320,003	249,802	901,969	711,092
Trustee, management and administration fees	71,668	55,929	199,838	157,777
Retirement Date Fund management fee	64,340	51,157	179,313	141,981
ABA Retirement Funds — program fee	43,224	35,430	123,075	100,529
Legal and audit fees	21,575	17,695	62,131	42,984
Compliance consultant fees	4,062	4,037	18,543	18,912
Reports to unitholders	1,116	—	3,185	1,785
Registration fees	4,456	11,327	21,069	28,700
Other fees	1,068	1,628	5,492	5,197

Total expenses	531,512	427,005	1,514,615	1,208,957

Less: Expense reimbursement	(7,796)	(5,713)	(22,006)	(18,767)

Net expenses	523,716	421,292	1,492,609	1,190,190

Net investment income (loss)	(523,716)	(421,292)	(1,492,609)	(1,190,190)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,029,381	715,001	4,267,187	1,756,655

Net realized gain (loss)	2,029,381	715,001	4,267,187	1,756,655

Change in net unrealized appreciation (depreciation) on:
Investments	9,343,120	8,545,982	14,209,845	19,518,697

Change in net unrealized appreciation (depreciation)	9,343,120	8,545,982	14,209,845	19,518,697

Net realized and unrealized gain (loss)	11,372,501	9,260,983	18,477,032	21,275,352

Net increase (decrease) in net assets resulting from operations	$10,848,785	$8,839,691	$16,984,423	$20,085,162

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(1,492,609)
Net realized gain (loss)	4,267,187
Change in net unrealized appreciation (depreciation)	14,209,845

Net increase (decrease) in net assets resulting from operations	16,984,423

From unitholder transactions
Proceeds from units issued	64,759,533
Cost of units redeemed	(31,931,626)

Net increase (decrease) in net assets from unitholder transactions	32,827,907

Net increase (decrease) in net assets	49,812,330
Net Assets
Beginning of period	206,880,292

End of period	$256,692,622

Number of units
Outstanding-beginning of period	10,573,990
Issued	3,162,606
Redeemed	(1,555,879)

Outstanding-end of period	12,180,717

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.13)	(0.12)

Net investment income (loss)	(0.04)	(0.04)	(0.13)	(0.12)
Net realized and unrealized gain (loss)	0.93	0.89	1.63	2.14

Net increase (decrease) in unit value	0.89	0.85	1.50	2.02
Net asset value at beginning of period	20.18	18.49	19.57	17.32

Net asset value at end of period	$21.07	$19.34	$21.07	$19.34

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.82%	0.85%	0.84%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.85)%	(0.84)%	(0.86)%
Portfolio turnover**,†††	3%	2%	6%	4%
Total return**	4.41%	4.60%	7.66%	11.66%
Net assets at end of period (in thousands)	$256,693	$203,030	$256,693	$203,030

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	14,505,293	$256,974,294

TOTAL INVESTMENT FUNDS (cost $205,087,329)		256,974,294

TOTAL INVESTMENTS — 100.1% (cost $205,087,329)		256,974,294
Liabilities Less Other Assets — (0.1)%		(281,672)

NET ASSETS — 100.0%		$256,692,622

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $154,435,724 and $126,882,626, respectively)	$201,640,879	$156,333,944
Cash	69	—
Receivable for investments sold	74,442	—
Receivable for fund units sold	—	96,527
Other assets	5,257	4,348

Total assets	201,720,647	156,434,819

Liabilities
Payable for investments purchased	—	96,527
Payable for fund units redeemed	74,442	—
Retirement Date Fund management fee payable	49,232	37,748
ING — program fee payable	85,835	68,998
Trustee, management and administration fees payable	18,750	15,001
ABA Retirement Funds — program fee payable	11,475	9,857
Payable for legal and audit services	28,870	17,412
Payable for compliance consultant fees	10,497	10,581
Payable for reports to unitholders	4,425	1,986
Registration fees	15,495	15,993
Other accruals	1,517	5,127

Total liabilities	300,538	279,230

Net Assets (equivalent to $24.02 and $21.63 per unit based on 8,386,740 and 7,218,113 units outstanding, respectively)	$201,420,109	$156,155,589

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	247,212	181,521	691,379	515,193
Trustee, management and administration fees	55,360	40,604	153,181	114,344
Retirement Date Fund management fee	49,698	36,579	137,840	102,748
ABA Retirement Funds — program fee	33,396	25,721	94,340	72,838
Legal and audit fees	16,640	12,888	47,683	31,198
Compliance consultant fees	3,253	2,804	14,303	13,558
Reports to unitholders	860	—	2,439	1,291
Registration fees	3,690	8,288	16,363	20,849
Other fees	876	1,062	4,260	3,643

Total expenses	410,985	309,467	1,161,788	875,662

Less: Expense reimbursement	(5,896)	(4,110)	(16,357)	(13,573)

Net expenses	405,089	305,357	1,145,431	862,089

Net investment income (loss)	(405,089)	(305,357)	(1,145,431)	(862,089)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	804,171	337,384	1,917,530	1,316,706

Net realized gain (loss)	804,171	337,384	1,917,530	1,316,706

Change in net unrealized appreciation (depreciation) on:
Investments	10,252,961	7,169,664	17,753,837	15,251,022

Change in net unrealized appreciation (depreciation)	10,252,961	7,169,664	17,753,837	15,251,022

Net realized and unrealized gain (loss)	11,057,132	7,507,048	19,671,367	16,567,728

Net increase (decrease) in net assets resulting from operations	$10,652,043	$7,201,691	$18,525,936	$15,705,639

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(1,145,431)
Net realized gain (loss)	1,917,530
Change in net unrealized appreciation (depreciation)	17,753,837

Net increase (decrease) in net assets resulting from operations	18,525,936

From unitholder transactions
Proceeds from units issued	45,112,985
Cost of units redeemed	(18,374,401)

Net increase (decrease) in net assets from unitholder transactions	26,738,584

Net increase (decrease) in net assets	45,264,520
Net Assets
Beginning of period	156,155,589

End of period	$201,420,109

Number of units
Outstanding-beginning of period	7,218,113
Issued	1,963,245
Redeemed	(794,618)

Outstanding-end of period	8,386,740

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.15)	(0.13)

Net investment income (loss)	(0.05)	(0.04)	(0.15)	(0.13)
Net realized and unrealized gain (loss)	1.35	1.09	2.54	2.52

Net increase (decrease) in unit value	1.30	1.05	2.39	2.39
Net asset value at beginning of period	22.72	20.30	21.63	18.96

Net asset value at end of period	$24.02	$21.35	$24.02	$21.35

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.82%	0.85%	0.84%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.85)%	(0.84)%	(0.85)%
Portfolio turnover**,†††	1%	1%	4%	4%
Total return**	5.72%	5.17%	11.05%	12.61%
Net assets at end of period (in thousands)	$201,420	$148,611	$201,420	$148,611

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	10,820,546	$201,640,879

TOTAL INVESTMENT FUNDS (cost $154,435,724)		201,640,879

TOTAL INVESTMENTS — 100.1% (cost $154,435,724)		201,640,879
Liabilities Less Other Assets — (0.1)%		(220,770)

NET ASSETS — 100.0%		$201,420,109

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $94,628,296 and $83,251,061, respectively)	$124,858,424	$100,964,320
Cash	43	—
Receivable for investments sold	245,410	—
Receivable for fund units sold	—	323,506
Other assets	3,446	2,832

Total assets	125,107,323	101,290,658

Liabilities
Payable for investments purchased	—	323,506
Payable for fund units redeemed	245,410	—
Retirement Date Fund management fee payable	30,828	23,771
ING — program fee payable	53,056	44,226
Trustee, management and administration fees payable	11,595	9,113
ABA Retirement Funds — program fee payable	7,108	6,352
Payable for legal and audit services	18,258	11,346
Payable for compliance consultant fees	6,638	6,777
Payable for reports to unitholders	2,811	1,261
Payable for registration fees	9,827	10,287
Other accruals	954	3,280

Total liabilities	386,485	439,919

Net Assets (equivalent to $26.63 and $23.53 per unit based on 4,684,079 and 4,285,556 units outstanding, respectively)	$124,720,838	$100,850,739

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	154,749	115,915	438,924	329,406
Trustee, management and administration fees	34,661	25,926	97,247	73,608
Retirement Date Fund management fee	30,991	23,475	87,842	66,236
ABA Retirement Funds — program fee	20,900	16,424	59,892	46,567
Legal and audit fees	10,426	8,271	30,316	19,951
Compliance consultant fees	1,999	1,807	9,072	8,671
Reports to unitholders	540	—	1,550	824
Registration fees	2,247	5,327	10,360	13,344
Other fees	538	710	2,694	2,358

Total expenses	257,051	197,855	737,897	560,965

Less: Expense reimbursement	(3,725)	(2,631)	(10,482)	(8,706)

Net expenses	253,326	195,224	727,415	552,259

Net investment income (loss)	(253,326)	(195,224)	(727,415)	(552,259)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	924,534	253,054	2,222,677	1,143,419

Net realized gain (loss)	924,534	253,054	2,222,677	1,143,419

Change in net unrealized appreciation (depreciation) on:
Investments	7,114,327	5,051,705	12,516,869	9,997,998

Change in net unrealized appreciation (depreciation)	7,114,327	5,051,705	12,516,869	9,997,998

Net realized and unrealized gain (loss)	8,038,861	5,304,759	14,739,546	11,141,417

Net increase (decrease) in net assets resulting from operations	$7,785,535	$5,109,535	$14,012,131	$10,589,158

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(727,415)
Net realized gain (loss)	2,222,677
Change in net unrealized appreciation (depreciation)	12,516,869

Net increase (decrease) in net assets resulting from operations	14,012,131

From unitholder transactions
Proceeds from units issued	26,236,489
Cost of units redeemed	(16,378,521)

Net increase (decrease) in net assets from unitholder transactions	9,857,968

Net increase (decrease) in net assets	23,870,099
Net Assets
Beginning of period	100,850,739

End of period	$124,720,838

Number of units
Outstanding-beginning of period	4,285,556
Issued	1,041,748
Redeemed	(643,225)

Outstanding-end of period	4,684,079

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.16)	(0.14)

Net investment income (loss)	(0.05)	(0.05)	(0.16)	(0.14)
Net realized and unrealized gain (loss)	1.71	1.30	3.26	2.82

Net increase (decrease) in unit value	1.66	1.25	3.10	2.68
Net asset value at beginning of period	24.97	21.87	23.53	20.44

Net asset value at end of period	$26.63	$23.12	$26.63	$23.12

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.82%	0.85%	0.84%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.85)%	(0.84)%	(0.85)%
Portfolio turnover**,†††	2%	1%	6%	6%
Total return**	6.65%	5.72%	13.17%	13.11%
Net assets at end of period (in thousands)	$124,721	$96,107	$124,721	$96,107

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	6,633,643	$124,858,424

TOTAL INVESTMENT FUNDS (cost $94,628,296)		124,858,424

TOTAL INVESTMENTS — 100.1% (cost $94,628,296)		124,858,424
Liabilities Less Other Assets — (0.1)%		(137,586)

NET ASSETS — 100.0%		$124,720,838

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $5,244,247 and $1,435,506, respectively)	$5,672,314	$1,504,032
Receivable for investments sold	15,573	—
Receivable for fund units sold	—	10,423
Other assets	27	20

Total assets	5,687,914	1,514,475

Liabilities
Payable for investments purchased	15,573	10,423
Retirement Date Fund management fee payable	1,315	281
ING — program fee payable	2,616	867
Trustee, management and administration fees payable	567	191
ABA Retirement Funds — program fee payable	354	123
Payable for legal and audit services	638	115
Payable for compliance consultant fees	245	44
Payable for reports to unitholders	55	6
Payable for registration fees	326	78
Other accruals	35	21

Total liabilities	21,724	12,149

Net Assets (equivalent to $25.38 and $22.42 per unit based on 223,262 and 67,015 units outstanding, respectively)	$5,666,190	$1,502,326

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 17, 2012(a) to September 30, 2012
Investment income	$—	$—	$—	$—

Expenses
ING — program fee	6,636	663	13,872	1,089
Trustee, management and administration fees	1,479	158	3,073	244
Retirement Date Fund management fee	1,393	168	2,888	259
ABA Retirement Funds — program fee	899	98	1,892	154
Legal and audit fees	441	57	936	80
Compliance consultant fees	148	23	325	37
Reports to unitholders	23	3	48	5
Registration fees	172	24	374	40
Other fees	44	12	99	14

Total expenses	11,235	1,206	23,507	1,922

Less: Expense reimbursement	(140)	(13)	(227)	(22)

Net expenses	11,095	1,193	23,280	1,900

Net investment income (loss)	(11,095)	(1,193)	(23,280)	(1,900)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	38,472	2,597	67,287	5,938

Net realized gain (loss)	38,472	2,597	67,287	5,938

Change in net unrealized appreciation (depreciation) on:
Investments	302,223	35,531	359,541	37,235

Change in net unrealized appreciation (depreciation)	302,223	35,531	359,541	37,235

Net realized and unrealized gain (loss)	340,695	38,128	426,828	43,173

Net increase (decrease) in net assets resulting from operations	$329,600	$36,935	$403,548	$41,273

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(23,280)
Net realized gain (loss)	67,287
Change in net unrealized appreciation (depreciation)	359,541

Net increase (decrease) in net assets resulting from operations	403,548

From unitholder transactions
Proceeds from units issued	4,509,275
Cost of units redeemed	(748,959)

Net increase (decrease) in net assets from unitholder transactions	3,760,316

Net increase (decrease) in net assets	4,163,864
Net Assets
Beginning of period	1,502,326

End of period	$5,666,190

Number of units
Outstanding-beginning of period	67,015
Issued	186,844
Redeemed	(30,597)

Outstanding-end of period	223,262

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 17, 2012(a) to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.16)	(0.12)

Net investment income (loss)	(0.05)	(0.04)	(0.16)	(0.12)
Net realized and unrealized gain (loss)	1.64	1.24	3.12	2.15

Net increase (decrease) in unit value	1.59	1.20	2.96	2.03
Net asset value at beginning of period	23.79	20.83	22.42	20.00

Net asset value at end of period	$25.38	$22.03	$25.38	$22.03

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.75%	0.85%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.75)%	(0.85)%	(0.78)%
Portfolio turnover**,†††	4%	7%	11%	38%
Total return**	6.68%	5.76%	13.20%	10.15%
Net assets at end of period (in thousands)	$5,666	$815	$5,666	$815

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col-lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods September 30, 2013 and 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2050 Non-Lending Series Fund, Class A	358,555	$5,672,314

TOTAL INVESTMENT FUNDS (cost $5,244,247)		5,672,314

TOTAL INVESTMENTS — 100.1% (cost $5,244,247)		5,672,314
Liabilities Less Other Assets — (0.1)%		(6,124)

NET ASSETS — 100.0%		$5,666,190

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Assets and Liabilities

	September 30, 2013	December 31,
	Unaudited	2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $1,925,499 and $1,835,866, respectively)	$1,925,499	$1,835,866
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $22,259,040 and $19,824,692, respectively)	22,469,396	20,907,771
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $3,980,681 and $4,208,581, respectively)	4,906,755	4,672,857
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $2,880,420 and $3,047,224, respectively)	3,323,396	3,305,080
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $4,832,158 and $4,058,425, respectively)	4,729,821	4,397,101
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,848,749 and $1,698,175, respectively)	1,954,408	1,919,186
Receivable for investments sold	265,289	—
Receivable for fund units sold	99,101	7,877
Interest and dividends receivable	42	376
Other assets	1,289	1,003

Total assets	39,674,996	37,047,117

Liabilities
Payable for investments purchased	317,466	7,484
Investment advisory fee payable	4,091	3,830
ING — program fee payable	15,459	16,580
Trustee, management and administration fees payable	2,651	2,988
ABA Retirement Funds — program fee payable	2,062	2,348
Payable for legal and audit services	6,028	3,812
Payable for compliance consultant fees	2,194	2,306
Payable for reports to unitholders	933	412
Payable for registration fees	3,269	3,724
Other accruals	307	1,107

Total liabilities	354,460	44,591

Net Assets (equivalent to $17.74 and $17.57 per unit based on 2,216,902 and 2,105,846 units outstanding, respectively)	$39,320,536	$37,002,526

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Interest — affiliated issuers	$162	$422	$764	$853

Total investment income	162	422	764	853

Expenses
ING — program fee	48,866	41,049	146,986	112,886
Trustee, management and administration fees	8,415	7,145	25,219	19,552
Investment advisory fee	4,785	3,622	13,967	9,973
ABA Retirement Funds — program fee	6,594	5,843	20,057	15,984
Legal and audit fees	3,310	2,930	10,163	6,882
Compliance consultant fees	594	771	3,039	3,102
Reports to unitholders	171	—	520	280
Registration fees	596	1,803	3,404	4,525
Other fees	153	368	898	928

Total expenses	73,484	63,531	224,253	174,112

Less: Expense reimbursement	(1,264)	(918)	(3,670)	(2,927)

Net expenses	72,220	62,613	220,583	171,185

Net investment income (loss)	(72,058)	(62,191)	(219,819)	(170,332)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	443,840	182,699	1,301,283	443,649

Net realized gain (loss)	443,840	182,699	1,301,283	443,649

Change in net unrealized appreciation (depreciation) on:
Investments	286,462	613,008	(782,170)	1,433,260

Change in net unrealized appreciation (depreciation)	286,462	613,008	(782,170)	1,433,260

Net realized and unrealized gain (loss)	730,302	795,707	519,113	1,876,909

Net increase (decrease) in net assets resulting from operations	$658,244	$733,516	$299,294	$1,706,577

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(219,819)
Net realized gain (loss)	1,301,283
Change in net unrealized appreciation (depreciation)	(782,170)

Net increase (decrease) in net assets resulting from operations	299,294

From unitholder transactions
Proceeds from units issued	16,213,136
Cost of units redeemed	(14,194,420)

Net increase (decrease) in net assets from unitholder transactions	2,018,716

Net increase (decrease) in net assets	2,318,010
Net Assets
Beginning of period	37,002,526

End of period	$39,320,536

Number of units
Outstanding-beginning of period	2,105,846
Issued	913,015
Redeemed	(801,959)

Outstanding-end of period	2,216,902

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.10)	(0.10)

Net investment income (loss)	(0.03)	(0.03)	(0.10)	(0.10)
Net realized and unrealized gain (loss)	0.33	0.43	0.27	1.11

Net increase (decrease) in unit value	0.30	0.40	0.17	1.01
Net asset value at beginning of period	17.44	17.05	17.57	16.44

Net asset value at end of period	$17.74	$17.45	$17.74	$17.45

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.74%	0.76%	0.76%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.74)%	(0.76)%	(0.76)%	(0.76)%
Portfolio turnover**,†††	8%	7%	26%	26%
Total return**	1.72%	2.35%	0.97%	6.14%
Net assets at end of period (in thousands)	$39,321	$34,357	$39,321	$34,357

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.022% and 0.023% for the periods ended September 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 95.1%
Collective Investment Funds — 95.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	221,088	$3,323,396
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	209,861	4,906,755
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,824,555	22,469,396
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	201,819	4,729,821
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	55,550	1,954,408

TOTAL INVESTMENT FUNDS (cost $35,801,048)		37,383,776

SHORT-TERM INVESTMENTS — 4.9%
Affiliated Funds — 4.9%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,925,499	1,925,499

TOTAL SHORT-TERM INVESTMENTS (cost $1,925,499)		1,925,499

TOTAL INVESTMENTS — 100.0% (cost $37,726,547)		39,309,275
Other Assets Less Liabilities — 0.0%		11,261

NET ASSETS — 100.0%		$39,320,536

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $1,771,238 and $1,455,598, respectively)	$1,771,238	$1,455,598
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $26,622,395 and $20,427,314, respectively)	27,125,745	21,742,856
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $17,936,009 and $15,823,995, respectively)	22,487,105	17,965,945
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $13,667,041 and $11,999,506, respectively)	15,801,728	12,734,249
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $5,340,535 and $3,860,612, respectively)	5,292,009	4,232,817
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $3,588,299 and $2,779,594, respectively)	3,884,254	3,213,566
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,520,934 and $1,384,722, respectively)	1,520,934	1,254,056
Cash	1,395	—
Receivable for investments sold	—	707,541
Interest and dividends receivable	45	151
Other assets	2,140	1,690

Total assets	77,886,593	63,308,469

Liabilities
Payable for fund units redeemed	1,869	724,123
Investment advisory fee payable	10,865	8,293
ING — program fee payable	33,636	28,829
Trustee, management and administration fees payable	5,736	5,192
ABA Retirement Funds — program fee payable	4,511	4,107
Payable for legal and audit services	11,622	6,872
Payable for compliance consultant fees	4,235	4,189
Payable for reports to unitholders	1,738	755
Payable for registration fees	6,230	6,551
Other accruals	608	2,051

Total liabilities	81,050	790,962

Net Assets (equivalent to $21.60 and $20.40 per unit based on 3,602,457 and 3,064,646 units outstanding, respectively)	$77,805,543	$62,517,507

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Interest — affiliated issuers	$150	$246	$822	$701

Total investment income	150	246	822	701

Expenses
ING — program fee	99,397	72,737	278,663	204,515
Trustee, management and administration fees	17,110	12,674	47,810	35,414
Investment advisory fee	11,720	8,668	32,903	24,359
ABA Retirement Funds — program fee	13,427	10,322	38,024	28,911
Legal and audit fees	6,684	5,171	19,200	12,407
Compliance consultant fees	1,322	1,211	5,783	5,471
Reports to unitholders	346	—	983	511
Registration fees	1,434	3,342	6,550	8,318
Other fees	360	518	1,720	1,541

Total expenses	151,800	114,643	431,636	321,447

Less: Expense reimbursement	(2,406)	(1,655)	(6,602)	(5,358)

Net expenses	149,394	112,988	425,034	316,089

Net investment income (loss)	(149,244)	(112,742)	(424,212)	(315,388)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	426,470	439,263	1,881,649	1,354,780

Net realized gain (loss)	426,470	439,263	1,881,649	1,354,780

Change in net unrealized appreciation (depreciation) on:
Investments	2,576,936	1,811,830	2,568,815	3,480,021

Change in net unrealized appreciation (depreciation)	2,576,936	1,811,830	2,568,815	3,480,021

Net realized and unrealized gain (loss)	3,003,406	2,251,093	4,450,464	4,834,801

Net increase (decrease) in net assets resulting from operations	$2,854,162	$2,138,351	$4,026,252	$4,519,413

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(424,212)
Net realized gain (loss)	1,881,649
Change in net unrealized appreciation (depreciation)	2,568,815

Net increase (decrease) in net assets resulting from operations	4,026,252

From unitholder transactions
Proceeds from units issued	27,273,991
Cost of units redeemed	(16,012,207)

Net increase (decrease) in net assets from unitholder transactions	11,261,784

Net increase (decrease) in net assets	15,288,036
Net Assets
Beginning of period	62,517,507

End of period	$77,805,543

Number of units
Outstanding-beginning of period	3,064,646
Issued	1,291,579
Redeemed	(753,768)

Outstanding-end of period	3,602,457

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.12)	(0.11)

Net investment income (loss)	(0.04)	(0.04)	(0.12)	(0.11)
Net realized and unrealized gain (loss)	0.82	0.78	1.32	1.78

Net increase (decrease) in unit value	0.78	0.74	1.20	1.67
Net asset value at beginning of period	20.82	19.40	20.40	18.47

Net asset value at end of period	$21.60	$20.14	$21.60	$20.14

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.78%	0.78%	0.79%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.78)%	(0.78)%	(0.79)%
Portfolio turnover**,†††	9%	6%	22%	19%
Total return**	3.75%	3.81%	5.88%	9.04%
Net assets at end of period (in thousands)	$77,806	$59,557	$77,806	$59,557

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024% and 0.026% for the periods ended September 30, 2013 and 2012, respectively, are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 97.8%
Collective Investment Funds — 97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	156,121	$1,520,934
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	1,051,206	15,801,728
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	961,768	22,487,105
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	2,202,659	27,125,745
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	225,807	5,292,009
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	110,401	3,884,254

TOTAL INVESTMENT FUNDS (cost $68,675,214)		76,111,775

SHORT-TERM INVESTMENTS — 2.3%
Affiliated Funds — 2.3%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,771,238	1,771,238

TOTAL SHORT-TERM INVESTMENTS (cost $1,771,238)		1,771,238

TOTAL INVESTMENTS — 100.1% (cost $70,446,452)		77,883,013
Liabilities Less Other Assets — (0.1)%		(77,470)

NET ASSETS — 100.0%		$77,805,543

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $10,849,893 and $9,105,990, respectively)	$13,501,371	$10,199,129
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $8,276,616 and $6,831,706, respectively)	9,491,859	7,229,132
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $4,468,103 and $3,242,161, respectively)	4,491,954	3,412,770
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,429,435 and $1,051,294, respectively)	1,519,831	1,189,631
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,134,487 and $962,393, respectively)	1,134,487	884,979
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $615,422 and $422,056, respectively)	599,229	454,525
Cash	10	—
Receivable for investments sold	1,134,328	—
Receivable for fund units sold	3,975	106,164
Other assets	820	657

Total assets	31,877,864	23,476,987

Liabilities
Payable for investments purchased	1,138,303	106,164
Investment advisory fee payable	4,814	3,552
ING — program fee payable	13,237	10,370
Trustee, management and administration fees payable	2,257	1,947
ABA Retirement Funds — program fee payable	1,760	1,475
Payable for legal and audit services	4,571	2,713
Payable for compliance consultant fees	1,675	1,530
Payable for reports to unitholders	665	280
Payable for registration fees	2,448	2,426
Other accruals	237	760

Total liabilities	1,169,967	131,217

Net Assets (equivalent to $25.92 and $23.42 per unit based on 1,184,518 and 996,735 units outstanding, respectively)	$30,707,897	$23,345,770

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Interest	$—	$—	$10	$—

Total investment income	—	—	10	—

Expenses
ING — program fee	39,274	26,781	109,021	75,959
Trustee, management and administration fees	6,760	4,627	18,704	13,084
Investment advisory fee	5,402	3,828	14,980	10,910
ABA Retirement Funds — program fee	5,306	3,778	14,876	10,733
Legal and audit fees	2,647	1,916	7,526	4,605
Compliance consultant fees	558	467	2,291	2,051
Reports to unitholders	137	—	385	190
Registration fees	605	1,206	2,590	3,056
Other fees	158	199	674	579

Total expenses	60,847	42,802	171,047	121,167

Less: Expense reimbursement	(955)	(602)	(2,528)	(1,999)

Net expenses	59,892	42,200	168,519	119,168

Net investment income (loss)	(59,892)	(42,200)	(168,509)	(119,168)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	170,898	123,727	736,570	465,514

Net realized gain (loss)	170,898	123,727	736,570	465,514

Change in net unrealized appreciation (depreciation) on:
Investments	1,577,598	994,473	2,210,209	1,668,273

Change in net unrealized appreciation (depreciation)	1,577,598	994,473	2,210,209	1,668,273

Net realized and unrealized gain (loss)	1,748,496	1,118,200	2,946,779	2,133,787

Net increase (decrease) in net assets resulting from operations	$1,688,604	$1,076,000	$2,778,270	$2,014,619

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$(168,509)
Net realized gain (loss)	736,570
Change in net unrealized appreciation (depreciation)	2,210,209

Net increase (decrease) in net assets resulting from operations	2,778,270

From unitholder transactions
Proceeds from units issued	11,017,190
Cost of units redeemed	(6,433,333)

Net increase (decrease) in net assets from unitholder transactions	4,583,857

Net increase (decrease) in net assets	7,362,127
Net Assets
Beginning of period	23,345,770

End of period	$30,707,897

Number of units
Outstanding-beginning of period	996,735
Issued	444,848
Redeemed	(257,065)

Outstanding-end of period	1,184,518

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.15)	(0.13)

Net investment income (loss)	(0.05)	(0.04)	(0.15)	(0.13)
Net realized and unrealized gain (loss)	1.44	1.18	2.65	2.47

Net increase (decrease) in unit value	1.39	1.14	2.50	2.34
Net asset value at beginning of period	24.53	21.86	23.42	20.66

Net asset value at end of period	$25.92	$23.00	$25.92	$23.00

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.79%	0.79%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.79)%	(0.79)%	(0.80)%
Portfolio turnover**,†††	10%	7%	25%	20%
Total return**	5.67%	5.22%	10.67%	11.33%
Net assets at end of period (in thousands)	$30,708	$22,210	$30,708	$22,210

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and 0.029% for the periods ended September 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	116,453	$1,134,487
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	631,444	9,491,859
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	577,451	13,501,371
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	364,755	4,491,954
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	25,569	599,229
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	43,198	1,519,831

TOTAL INVESTMENT FUNDS (cost $26,773,956)		30,738,731

TOTAL INVESTMENTS — 100.1% (cost $26,773,956)		30,738,731
Liabilities Less Other Assets — (0.1)%		(30,834)

NET ASSETS — 100.0%		$30,707,897

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $85,687,464 and $98,404,730, respectively)	$135,395,690	$135,018,388
Bond Core Plus Fund (cost $75,071,953 and $70,130,036, respectively)	93,600,418	92,567,435
Investments in affiliated funds, at value:
Northern Trust Global Investments — Collective Short-Term Investment Fund (cost $1,011 and $18, respectively)	1,011	18
Receivable for fund units sold	301,217	—

Total assets	229,298,336	227,585,841

Liabilities
Payable for fund units redeemed	366,644	459,710

Total liabilities	366,644	459,710

Net Assets (equivalent to $118.75 and $106.69 per unit based on 1,927,799 and 2,128,931 units outstanding, respectively)	$228,931,692	$227,126,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income (loss)
Interest — affiliated issuers	$—	$20	$—	$20

Net investment income (loss)	—	20	—	20

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	616,981	739,037	1,503,676	5,562,450
Large Cap Equity Fund	6,238,349	3,653,217	14,202,165	12,168,706

Net realized gain (loss)	6,855,330	4,392,254	15,705,841	17,731,156

Change in net unrealized appreciation (depreciation) on:
Investments	3,210,484	6,148,460	9,185,634	9,390,180

Change in net unrealized appreciation (depreciation)	3,210,484	6,148,460	9,185,634	9,390,180

Net realized and unrealized gain (loss)	10,065,814	10,540,714	24,891,475	27,121,336

Net increase (decrease) in net assets resulting from operations	$10,065,814	$10,540,734	$24,891,475	$27,121,356

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net realized gain (loss)	$15,705,841
Change in net unrealized appreciation (depreciation)	9,185,634

Net increase (decrease) in net assets resulting from operations	24,891,475

From unitholder transactions
Proceeds from units issued	26,638
Cost of units redeemed	(23,112,552)

Net increase (decrease) in net assets from unitholder transactions	(23,085,914)

Net increase (decrease) in net assets	1,805,561
Net Assets
Beginning of period	227,126,131

End of period	$228,931,692

Number of units
Outstanding-beginning of period	2,128,931
Issued	237
Redeemed	(201,369)

Outstanding-end of period	1,927,799

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Net investment income (loss)	$—	$— (a)	$—	$— (a)
Net realized and unrealized gain (loss)	5.03	4.65	12.06	11.38

Net increase (decrease) in unit value	5.03	4.65	12.06	11.38
Net asset value at beginning of period	113.72	102.36	106.69	95.63

Net asset value at end of period	$118.75	$107.01	$118.75	$107.01

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(b)*	0.00%	0.00%	0.00%	0.00%
Portfolio turnover(c)**	2%	1%	5%	11%
Total return**	4.42%	4.54%	11.30%	11.90%
Net assets at end of period (in thousands)	$228,932	$239,155	$228,932	$239,155

(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(c)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.970% and 1.010% for the periods ended September 30, 2013 and 2012, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

September 30, 2013

Unaudited

	Units	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
Bond Core Plus Fund	3,299,595	$93,600,418
Large Cap Equity Fund	6,871,258	135,395,690

TOTAL INVESTMENT FUNDS (cost $160,759,417)		228,996,108

SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments — Collective Short-Term Investment Fund(a)	1,011	1,011

TOTAL SHORT-TERM INVESTMENTS (cost $1,011)		1,011

TOTAL INVESTMENTS — 100.0% (cost $160,760,428)		228,997,119
Liabilities Less Other Assets — 0.0%		(65,427)

NET ASSETS — 100.0%		$228,931,692

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Assets
Investments, at value (cost $2,102,230,954 and $2,138,687,993, respectively)	$2,418,831,094	$2,377,519,860
Northern Trust Global Investments — Collective Government Short Term Investment Fund, at value (cost $ 89,635,925 and $86,915,997, respectively)	89,635,925	86,915,997
Investments in collective investment funds, at value (cost $546,178,023 and $238,087,194, respectively)	616,029,509	297,452,257
Investment Companies, at value (cost $798,399 and $457,469, respectively)	772,094	466,963
Northern Trust Global Investments — Collective Short Term Investment Fund (cost $34,624,471 and $31,659,245, respectively)	34,624,471	31,659,263
SSgA collective investment funds (cost $ 1,342,923,854 and $1,196,117,314, respectively)	1,713,811,753	1,424,125,583
Foreign currency, at value (cost $598,233 and $1,075,638, respectively)	658,196	1,073,551
Cash	718,312	56,033
Deposit with broker for open swap contracts	748,698
Deposit with broker for investments sold on TBA commitment transactions	—	1,932,028
Receivable for investments sold on TBA commitment transactions	—	5,365,781
Receivable for investments sold	43,850,228	85,423,510
Receivable for fund units sold	4,196,298	2,425,885
Interest and dividends receivable	3,301,742	3,162,118
Receivable for futures variation margin	7,963	7,047
Unrealized appreciation of forward currency exchange contracts	301,356	133,338
Tax reclaims receivable	802,511	591,634
Swap premiums paid	12,658	97,716
Unrealized appreciation on swap agreements	505,077	1,868,351
Other assets	144,469	117,230

Total assets	4,928,952,354	4,320,394,145

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $500,517 and $1,061,094, respectively)	500,548	1,060,781
Due to custodian	—	167,083
Payable for cash collateral received on securities loaned	327,319,984	35,200,563
Payable for investments purchased on TBA commitment transactions	12,953,242	49,364,531
Payable for investments purchased	39,342,548	47,103,038
Payable for fund units redeemed	4,259,210	4,335,618
Swap premiums received	8,328	51,735
Unrealized depreciation on swap agreements	404,865	105,249
Due to broker for open swap contracts	399,204	2,031,635
Due to broker for investments purchased on TBA commitment transactions	90,000	866,250
Payable for futures variation margin	2,679	313
Unrealized depreciation of forward currency exchange contracts	1,010,692	1,137,564
Investment advisory fee payable	556,828	521,106
Retirement Date Fund management fee payable	174,918	142,315
ING — program fee payable	1,784,978	1,681,917
Trustee, management and administration fees payable	319,410	307,446

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	September 30, 2013 Unaudited	December 31, 2012
Liabilities
ABA Retirement Funds — program fee payable	238,360	240,342
Payable for legal and audit services	653,822	425,934
Payable for compliance consultant fees	232,320	296,578
Payable for Registration fees	352,584	425,709
Payable for reports to unitholders	113,347	57,267
Other accruals	34,419	141,434

Total liabilities	390,752,286	145,664,408

Net Assets at fair value	4,538,200,068	4,174,729,737

Adjustment from fair value to contract value for fully benefit responsive contracts	(4,752,915)	(37,082,680)

Net Assets	$4,533,447,153	$4,137,647,057

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period July 1, 2013 to September 30, 2013	For the period July 1, 2012 to September 30, 2012	For the period January 1, 2013 to September 30, 2013	For the period January 1, 2012 to September 30, 2012
Investment income
Dividends	$9,734,955	$10,892,418	$30,835,100	$33,308,470
Dividends — affiliated issuers
Interest	2,045,039	2,162,725	5,698,593	8,253,209
Interest — affiliated issuers	57,153	69,273	181,854	196,537
Securities lending income, net	182,936	122,864	401,116	291,803

Total investment income	12,020,083	13,247,280	37,116,663	42,050,019

Expenses
ING — program fee	5,414,718	4,941,757	15,859,849	14,589,480
Trustee, management and administration fees	977,964	892,771	2,847,608	2,630,632
Retirement Date Fund management fee	175,667	142,304	505,196	400,539
Investment advisory fee	1,816,298	1,734,289	5,282,664	5,191,370
ABA Retirement Funds — program fee	730,958	698,732	2,164,149	2,063,106
Legal and audit fees	365,481	347,750	1,093,657	876,738
Compliance consultant fees	54,635	60,490	314,976	371,299
Reports to unitholders	18,904	53	56,097	37,352
Registration fees	66,653	236,625	365,807	599,649
Other fees	14,895	20,255	93,607	99,237

Total expenses	9,636,173	9,075,026	28,583,610	26,859,402

Less: Expense reimbursement	(135,127)	(113,916)	(407,397)	(390,363)

Net expenses	9,501,046	8,961,110	28,176,213	26,469,039

Net investment income (loss)	2,519,037	4,286,170	8,940,450	15,580,980

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	55,264,957	34,734,091	159,283,690	107,914,546
Foreign currency transactions	(579,768)	(422,230)	(414,466)	(955,965)
Futures contracts	656,066	16,255	883,056	2,074,861
Swap contracts	(121,061)	7,971	523,134	963,917

Net realized gain (loss)	55,220,194	34,336,087	160,275,414	109,997,359

Change in net unrealized appreciation (depreciation) on:
Investments	138,045,578	115,483,455	263,423,226	231,681,699
Foreign currency transactions	90,708	(568,801)	302,517	(367,475)
Futures contracts	(474,398)	(27,839)	47,421	(1,859,858)
Swap contracts	75,438	164,328	(1,664,997)	848,798

Change in net unrealized appreciation (depreciation)	137,737,326	115,051,143	262,108,167	230,303,164

Net realized and unrealized gain (loss)	192,957,520	149,387,230	422,383,581	340,300,523

Net increase (decrease) in net assets resulting from operations	$195,476,557	$153,673,400	$431,324,031	$355,881,503

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2013
From operations
Net investment income (loss)	$8,940,450
Net realized gain (loss)	160,275,414
Change in net unrealized appreciation (depreciation)	262,108,167

Net increase (decrease) in net assets resulting from operations	431,324,031

From unitholder transactions
Proceeds from units issued	707,500,213
Cost of units redeemed	(743,024,148)

Net increase (decrease) in net assets from unitholder transactions	(35,523,935)

Net increase (decrease) in net assets	395,800,096
Net Assets
Beginning of period	4,137,647,057

End of period	$4,533,447,153

Number of units
Outstanding-beginning of period	170,332,203
Issued	27,909,711
Redeemed	(29,054,721)

Outstanding-end of period	169,187,193

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of September 30, 2013, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Index Funds

Bond Index Fund — replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of September 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund — replication of the total return of the S&P 500®, after taking into account Fund expenses. As of September 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund — replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of September 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund — replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of September 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund — replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of September 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund — replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of September 30, 2013, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

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

Each of this underlying fund’s annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of September 30, 2013, each of the Retirement Date Funds invested 100% of its net assets in separate State Street Bank collective investment funds listed below.

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

Balanced Fund

Balanced Fund — current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of September 30, 2013, 40.8% and 59.2% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value statistical model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. These securities are generally reflected as Level 2. Certain Funds may invest in other bank collective trust funds or open-end investment companies (“Underlying Funds”). These certain Funds may indirectly have valuation adjustments to the extent that the Underlying Funds make fair value adjustments to the prices of their non-U.S. securities. If a significant event occurs other than general movements in the U.S. markets, Northern Trust will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investment’s fair value procedures.

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

The Funds and the Balanced Fund disclose transfers between Levels based on valuations at the end of each reporting period. Except for International All Cap Equity Fund, there have been no transfers in and out of Level 1 and 2 fair value measurements for any of the Funds or the Balanced Fund for the nine-month period ended September 30, 2013. See tables below for each respective fund. The International All Cap Equity Fund has a transfer of 1,858,527 into Level 2 from Level 1 due an applied fair value factor.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of September 30, 2013:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$864,484,023	$—	$864,484,023
Short-Term Investments	—	89,635,925	—	89,635,925

Total	$—	$954,119,948	$—	$954,119,948

Bond Core Plus Fund**	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$4,266,916	$—	$4,266,916
U.S. Government & Agency Obligations	—	263,050,923	—	263,050,923
Foreign Government Obligations	—	3,744,408	—	3,744,408
Municipals	—	22,341,692	—	22,341,692
Corporate Bonds	—	58,344,922	—	58,344,922
Bank Loans	—	3,413,654	—	3,413,654
Convertible Preferred Stock	1,706,265	—	—	1,706,265
ABA Members Collateral Fund	—	146,896,738	—	146,896,738
Other Financial Instruments
Future Contracts	90,199	—	—	90,199
Forward Foreign Currency Exchange Contract	—	300,780	—	300,780
Interest Rate Swap Contracts	—	505,077	—	505,077

Total	$1,796,464	$502,865,110	$—	$504,661,574

Bond Core Plus Fund**
Liabilities
Other Financial Instruments
Futures	$(32,867)	$—	$—	$(32,867)
Forward Foreign Currency Exchange Contract	—	(1,010,692)	—	(1,010,692)
Interest Rate Swap Contracts	—	(404,865)	—	(404,865)

Total	$(32,867)	$(1,415,557)	$—	$(1,448,424)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Large Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$22,700,506	$—	$—	$22,700,506
Communications	108,930,762	—	—	108,930,762
Consumer, Cyclical	89,556,725	—	—	89,556,725
Consumer, Non-Cyclical	179,086,896	—	—	179,086,896
Energy	89,862,818	—	—	89,862,818
Financial	95,015,396	—	—	95,015,396
Industrial	82,700,166	—	—	82,700,166
Technology	78,480,374	—	—	78,480,374
Utilities	15,505,997	—	—	15,505,997
ABA Members Collateral Fund	—	49,960,433	—	49,960,433
Collective Investment Fund		33,196,952	—	33,196,952
Short-Term Investments	—	13,596,037	—	13,596,037

Total	$761,839,640	$96,753,422	$—	$858,593,062

Small-Mid Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$10,722,125	$—	$—	$10,722,125
Communications	18,360,171	—	—	18,360,171
Consumer, Cyclical	46,441,901	—	—	46,441,901
Consumer, Non-Cyclical	59,125,814	—	—	59,125,814
Energy	17,548,343	—	—	17,548,343
Financial	60,362,721	—	—	60,362,721
Industrial	37,344,971	—	—	37,344,971
Technology	30,616,743	—	—	30,616,743
Utilities	10,112,126	—	—	10,112,126
ABA Members Collateral Fund	—	119,353,722	—	119,353,722
Collective Investment Fund	—	13,990,700	—	13,990,700
Short-Term Investments	—	9,047,163	—	9,047,163

Total	$290,634,915	$142,391,585	$—	$433,026,500

International All Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$5,199,878	$—	$5,199,878
Austria	—	517,682	—	517,682
Belgium	—	727,742	—	727,742
Brazil	2,378,121	—	—	2,378,121
Canada	858,206	1,858,527	—	2,716,733
Chile	770,692	—	—	770,692
China	82,971	1,689,685	—	1,772,656
Denmark	—	2,533,312	—	2,533,312
Finland	—	566,289	—	566,289
France	—	9,710,066	—	9,710,066
Germany	—	9,914,577	—	9,914,577
Hong Kong	—	4,438,612	—	4,438,612
India	—	552,500	—	552,500
Indonesia	—	183,985	—	183,985

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

International All Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Ireland	$1,100,685	$615,845	$—	$1,716,530
Israel	342,753	358,548	—	701,301
Italy	—	1,435,296	—	1,435,296
Japan	—	24,893,596	—	24,893,596
Kenya	—	117,349	—	117,349
Macau	—	255,687		255,687
Malaysia	—	2,630,184	—	2,630,184
Mexico	1,578,314	—	—	1,578,314
Netherlands	—	3,066,370	—	3,066,370
Norway	—	1,416,491	—	1,416,491
Poland	—	2,176,683	—	2,176,683
Qatar	—	157,756	—	157,756
Russia	45,078	18,482	—	63,560
Singapore	—	1,061,125	—	1,061,125
South Africa	—	6,116,562	—	6,116,562
South Korea	—	3,683,976	—	3,683,976
Spain	—	1,888,676	—	1,888,676
Sweden	—	2,233,321	—	2,233,321
Switzerland	1,017,716	12,941,504	—	13,959,220
Taiwan	—	3,279,157	—	3,279,157
Thailand	—	958,392	—	958,392
Turkey	—	996,450	—	996,450
United Kingdom	2,194,868	23,560,283	—	25,755,151
United States	2,393,441	11,657	—	2,405,098
Convertible Preferred Stock	—	469,849	—	469,849
Rights	—	2,241	—	2,241
ABA Members Collateral Fund	—	10,693,716	—	10,693,716
Collective Investment Fund	—	6,711,870	—	6,711,870
Short-Term Investments	—	8,272,537	—	8,272,537
Other Financial Instruments
Forward Foreign Currency Exchange Contract	—	576	—	576

Total	$12,762,845	$157,917,034	$—	$170,679,879

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$5,064,955	$—	$5,064,955

Total	$—	$5,064,955	$—	$5,064,955

*	Synthetic guaranteed investment contracts are deemed Level 2 investments based on the fair value hierarchy.
**	All applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values as a Level 2 measurement and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$94,610,788	$—	$94,610,788

Total	$—	$94,610,788	$—	$94,610,788

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$148,039,787	$—	$148,039,787

Total	$—	$148,039,787	$—	$148,039,787

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$329,632,265	$—	$329,632,265

Total	$—	$329,632,265	$—	$329,632,265

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$112,926,645	$—	$112,926,645

Total	$—	$112,926,645	$—	$112,926,645

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$62,566,832	$—	$62,566,832
Short-Term Investments	—	10,986	—	10,986

Total	$—	$62,577,818	$—	$62,577,818

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$85,015,684	$—	$85,015,684

Total	$—	$85,015,684	$—	$85,015,684

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$27,901,025	$—	$27,901,025

Total	$—	$27,901,025	$—	$27,901,025

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,163,236	$—	$1,163,236
Investment Companies	775,139	—	—	775,139

Total	$775,139	$1,163,236	$—	$1,938,375

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$48,499,691	$—	$48,499,691

Total	$—	$48,499,691	$—	$48,499,691

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$71,238,843	$—	$71,238,843

Total	$—	$71,238,843	$—	$71,238,843

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$256,974,294	$—	$256,974,294

Total	$—	$256,974,294	$—	$256,974,294

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$201,640,879	$—	$201,640,879

Total	$—	$201,640,879	$—	$201,640,879

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$124,858,424	$—	$124,858,424

Total	$—	$124,858,424	$—	$124,858,424

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$5,672,314	$—	$5,672,314

Total	$—	$5,672,314	$—	$5,672,314

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$37,383,776	$—	$37,383,776
Short-Term Investments	—	1,925,499	—	1,925,499

Total	$—	$39,309,275	$—	$39,309,275

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$76,111,775	$—	$76,111,775
Short-Term Investments	—	1,771,238	—	1,771,238

Total	$—	$77,883,013	$—	$77,883,013

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$30,738,731	$—	$30,738,731

Total	$—	$30,738,731	$—	$30,738,731

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$228,996,108	$—	$228,996,108
Short-Term Investments	—	1,011	—	1,011

Total	$—	$228,997,119	$—	$228,997,119

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO provide investment advisory services with respect to portions of SARF. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of SARF for which it does not serve as an investment advisor. As of September 30, 2013, approximately 55%, 18% and 18% of the assets of SARF were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of September 30, 2013, approximately 9% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for SARF.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $326,523, $335,130, $968,439 and $993,100 for the three-month periods ended September 30, 2013 and September 30, 2012 and for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of September 30, 2013, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

iii. Adjustments to Contract Value

At September 30, 2013, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the nine–month period ended September 30, 2013 is reflected below:

	September 30, 2013	December 31, 2012	Change
Investments (at fair value)	864,484,023	914,165,152	(49,681,129)
Investments (at contract value)	859,731,108	877,082,472	(17,351,364)
Adjustment to contract value	(4,752,915)	(37,082,680)	32,329,765

Average yields

Based on actual income(1)			1.14%
Based on interest rate credited to participants(2)			1.49%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2013 by the fair value of investments on September 30, 2013.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2013 by the fair value of investments on September 30, 2013.

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analysis disclosures. These are estimates calculated based on the current crediting rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2013	1.49%
December 31, 2013		1.54%	1.60%	1.71%	1.76%
March 31, 2014		1.44%	1.53%	1.69%	1.77%
June 30, 2014		1.35%	1.46%	1.67%	1.77%
September 30, 2014		1.27%	1.40%	1.65%	1.77%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2013	1.49%
December 31, 2013		1.60%	1.66%	1.77%	1.82%
March 31, 2014		1.49%	1.58%	1.74%	1.82%
June 30, 2014		1.40%	1.51%	1.71%	1.81%
September 30, 2014		1.32%	1.44%	1.69%	1.81%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the SARF due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

For the nine-month period ended September 30, 2013, the Bond Core Plus Fund had an average notional long exposure related to futures contracts of $5,587,313 and an average short notional exposure related to futures contracts of $(6,068,705). For the nine-month period ended September 30, 2012, the Bond Core Plus Fund had an average notional short exposure related to futures contracts of $(1,734,195).

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

The Bond Core Plus Fund had an average notional exposure of $4,332,998 and $9,207,288 and the International All Cap Equity Fund had an average notional exposure of $21,704,942 and $12,221,490 for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively, related to forward foreign currency contracts.

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

For the nine-month periods ended September 30, 2013 and September 30, 2012, the Bond Core Plus Fund had an average notional exposure of $1,722,122 and $6,963,726, respectively, related to interest rate swap contracts.

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

For the nine-month periods ended September 30, 2013 and September 30, 2012, the Bond Core Plus Fund did not write any options or swaptions.

L. Derivative Market and Credit Risk

In the normal course of business the Bond Core Plus Fund and the International All Cap Equity Fund trade financial instruments and enter into financial transactions where risk of potential loss exists due to changes in the market (market risk) or failure of the other party to a transaction to perform (credit risk).

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at September 30, 2013 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statements of Assets and Liabilities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Future Contracts(a)	$90,199	$—	$90,199
	Forward Contracts(b)	—	300,780	300,780
	Swap Contracts(c)	505,077	—	505,077

	Total Value	$595,276	$300,780	$896,056

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Future Contracts(a)	$22,102	$—	$22,102
	Forward Contracts(b)	—	133,338	133,338
	Swap Contracts(c)	1,868,351	—	1,868,351

	Total Value	$1,890,453	$133,338	$2,023,791

Liability Derivatives

		September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Future Contracts(a)	$32,867	$—	$32,867
	Forward Contracts(b)	—	1,010,692	1,010,692
	Swap Contracts(c)	404,865	—	404,865

	Total Value	$437,732	$1,010,692	$1,448,424

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Future Contracts(a)	$12,191	$—	$12,191
	Forward Contracts(b)	—	1,137,084	1,137,084
	Swap Contracts(c)	105,249	—	105,249

	Total Value	$117,440	$1,137,084	$1,254,524

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) on the statements of assets and liabilities. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which replaced ASU 2011-11. ASU 2013-01 limits the scope of the new statement of assets and liabilities offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. Below is the information as of September 30, 2013 and December 31, 2012.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

Description Bond Core Plus Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral pledged	Net amount

Futures	$90,199	—	90,199	—	90,199
Forwards	300,780	(300,779)	1	—	1
Interest Rate Swaps	505,077	(230,308)	274,769	274,769	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

Description Bond Core Plus Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral pledged	Net amount

Futures	$22,102	—	22,102	—	22,102
Forwards	133,338	(127,274)	6,064	—	6,064
Interest Rate Swaps	1,868,351	(10,778)	1,857,573	1,045,342	812,231

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

Description Bond Core Plus Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount

Futures	$32,867	—	32,867	—	32,867
Forwards	1,010,692	(300,779)	709,913	—	709,913
Interest Rate Swaps	404,865	(230,308)	174,557	174,557	—

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

Description Bond Core Plus Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Futures	$12,191	—	12,191	—	12,191
Forwards	1,137,084	(127,274)	1,009,810	—	1,009,810
Interest Rate Swaps	105,249	(10,778)	94,471	94,471	—

The International All Cap Equity Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Forward Contracts(b)	$—	$576	$576

	Total Value	$—	$576	$576

Liability Derivatives

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Forward Contracts(b)	$—	$480	$480

	Total Value	$—	$480	$480

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Below is the ASU 2011-11 information as of September 30, 2013 and December 31, 2012 for the International All Cap Equity Fund.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

Description International All Cap Equity Fund	Gross amounts of recognized assets presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of assets	Cash collateral received	Net amount
Forwards	$576	—	576	—	576

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

Description International All Cap Equity Fund	Gross amounts of recognized liabilities presented in the statement of financial position	Gross amounts of financial instruments available to offset	Net amounts of liabilities	Cash collateral pledged	Net amount
Forwards	$480	—	480	—	480

Each of the above derivatives is located in the following Statements of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statements of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Gross unrealized appreciation/depreciation of swap agreements

		For the nine-month period ended September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$883,056	$—	$883,056
	Forward Contracts(b)	—	(325,391)	(325,391)
	Swap Contracts(c)	523,134	—	523,134

	Total Value	$1,406,190	$(325,391)	$1,080,799

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$2,074,861	$—	$2,074,861
	Forward Contracts(b)	—	(915,220)	(915,220)
	Swap Contracts(c)	963,917	—	963,917

	Total Value	$3,038,778	$(915,220)	$2,123,558

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the nine-month period ended September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$(89,096)	$(89,096)

	Total Value	$—	$(89,096)	$(89,096)

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$(40,745)	$(40,745)

	Total Value	$—	$(40,745)	$(40,745)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statements of Operations include both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the nine-month period ended September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)

	Futures Contracts(a)	$47,421	$—	$47,421

	Forward Contracts(b)	—	294,003	294,003

	Swap Contracts(c)	(1,664,997)	—	(1,664,997)

	Total Value	$(1,617,576)	$294,003	$(1,323,573)

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)

	Futures Contracts(a)	$(1,859,858)	$—	$(1,859,858)

	Forward Contracts(b)	—	(367,107)	(367,107)

	Swap Contracts(c)	848,798	—	848,798

	Total Value	$(1,011,060)	$(367,107)	$(1,378,167)

		For the nine-month period ended September 30, 2013
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)

	Forward Contracts(b)	$—	$8,539	$8,539

	Total Value	$—	$8,539	$8,539

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)

	Forward Contracts(b)	$—	$(372)	$(372)

	Total Value	$—	$(372)	$(372)

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

3. Investment Advisory, Investment Management and Related Party Transactions

Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of September 30, 2013, the line-up of Investment Advisors to the Funds was as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Galliard Capital Management, Inc.	Stable Asset Return Fund
Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond Core Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Stable Asset Return Fund and Large Cap Equity Fund
Cortina Asset Management, LLC*	Small-Mid Cap Equity Fund
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund and International All Cap Equity Fund
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
American Century Investment Management Inc.	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
William Blair & Company LLC	International All Cap Equity Fund

*	Cortina Asset Management, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012 are listed below; the annual asset-based fees for 2013 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

Investment Advisor	Fund	Fees for the three-month period ended September 30, 2013	Fees for the nine-month period ended September 30, 2013	Fees for the three-month period ended September 30, 2012	Fees for the nine-month period ended September 30, 2012

Allianz Global Investors Capital LLC*	Small-Mid Cap Equity Fund	$—	$20,203	$29,955	$94,270

Altrinsic Global Advisors, LLC	International All Cap Equity Fund	37,647	110,129	35,064	105,844

American Century Investment Management Inc.**	International All Cap Equity Fund	25,454	73,876	23,208	35,972

C.S. McKee, L.P.	Large Cap Equity Fund	152,499	440,276	161,067	478,772

Columbus Circle Investors	Large Cap Equity Fund	171,659	493,387	157,370	471,023

Cortina Asset

Management, LLC***	Small-Mid Cap Equity Fund	74,316	135,840	—	—

Delaware Investment Advisers	Large Cap Equity Fund	124,003	360,256	115,837	346,177

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	64,289	182,807	55,750	169,165

Eagle Global Advisors LLC**	International All Cap Equity	—	—	—	35,315

First State Investments International Limited	International All Cap Equity	67,942	197,495	52,916	160,379

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	33,318	103,060	28,444	87,362

Galliard Capital Management, Inc.	Stable Asset Return Fund	179,470	529,960	183,363	548,471

Jennison Associates LLC	Stable Asset Return Fund	44,322	132,304	47,551	139,490
Jennison Associates LLC	Large Cap Equity Fund	105,141	301,406	96,284	289,401
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund	59,550	167,413	41,032	123,580

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Investment Advisor	Fund	Fees for the three-month period ended September 30, 2013	Fees for the nine-month period ended September 30, 2013	Fees for the three-month period ended September 30, 2012	Fees for the nine-month period ended September 30, 2012

LSV Asset Management	International All Cap Equity	37,904	110,244	35,329	106,149

LSV Asset Management	Small-Mid Cap Equity Fund	46,978	135,130	41,163	123,941

Martin Currie Inc.**	International All Cap Equity	—	—	—	39,407

Pacific Investment Management Company LLC	Bond Core Plus Fund	220,612	686,710	$240,715	$710,914

Pacific Investment Management Company, LLC	Stable Asset Return Fund	102,731	306,175	104,216	305,139

Riverbridge Partners	Small-Mid Cap Equity Fund	37,511	114,809	35,052	106,872

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	36,776	121,707	48,254	146,139

TCW Investment Management Company****	Small-Mid Cap Equity Fund	—	1,025	31,475	96,100

William Blair & Company LLC**	International All Cap Equity	23,331	68,089	21,589	25,359

		$1,645,453	$4,792,301	$1,585,634	$4,745,241

*	Allianz Global Investors Capital LLC was terminated as an investment advisor with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.
**	Eagle Global Advisors LLC and Martin Currie Inc. were terminated as investment advisors with respect to the International All Cap Equity Fund during the second quarter of 2012. American Century Investment Management Inc. and William Blair & Company LLC began providing investment advice with respect to the International All Cap Equity Fund during the second quarter of 2012.
***	Cortina Asset Management, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund during the first quarter of 2013.
****	TCW Investment Management Company was terminated as investment advisor with respect to the Small-Mid Cap Equity Fund during the fourth quarter of 2012.

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

For the three-month periods ended September 30, 2013 and September 30, 2012 and for the nine-month periods ended September 30, 2013 and September 30, 2012, ABA Retirement Funds received Program fees of $730,958, $698,732 $2,164,149 and $2,063,106, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

For the three-month periods ended September 30, 2013 and September 30, 2012 and for the nine-month periods ended September 30, 2013 and September 30, 2012, the Program fee paid to ING Life was $5,414,718, $4,941,757, $15,859,849 and $14,589,480, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. Service penalties of $0 and $100,000 were imposed on ING Services during the nine-month periods ended September 30, 2013 and September 30, 2012, respectively, and the fees stated above are net of these penalties.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the Program fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $192, $99, $543, $149 for the three-month periods ended September 30, 2013 and September 30, 2012 and for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011 it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the Program fee otherwise payable to ING Life, and are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $134,935, $113,817, $406,854 and $390,214 for the three-month periods ended September 30, 2013 and September 30, 2012 and for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. Such payments by TD Ameritrade are made quarterly in arrears, in an amount calculated based on the table below, based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

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

For the three-month periods ended September 30, 2013 and September 30, 2012 and the nine-month periods ended September 30, 2013 and September 30, 2012, Northern Trust received trust, management and administration fees of $977,964, $892,771, $2,847,608 and $2,630,632, respectively.

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

State Street Bank received the following fees paid from the Funds listed below during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012:

	Fees for the three-month period ended September 30, 2013	Fees for the nine-month period ended September 30, 2013	Fees for the three-month Period ended September 30, 2012	Fees for the nine-month period ended September 30, 2012

Bond Index Fund	$9,347	$29,195	$9,829	$27,474
Large Cap Index Equity Fund	7,450	19,797	4,732	13,609
All Cap Index Equity Fund	33,587	96,660	28,698	90,544
Mid Cap Index Equity Fund	11,455	30,129	7,478	22,154
Small Cap Index Equity Fund	6,262	16,491	4,010	11,502
International Index Equity Fund	24,501	69,531	18,090	50,088
Large Cap Equity Fund	2,875	7,608	2,694	8,031
Small-Mid Cap Equity Fund	1,343	3,896	1,257	3,880
International All Cap Equity Fund	2,281	6,616	2,310	6,356

	$99,101	$279,923	$79,098	$233,638

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2013 and September 30, 2012, and for the nine-month periods ended September 30, 2013 and September 30, 2012, State Street Bank received Real Asset Return Fund management fees of $5,610, $5,923, $17,858 and $15,725, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2013 and September 30, 2012, and for the nine-month periods ended September 30, 2013 and September 30, 2012, State Street Bank received Retirement Date Funds management fees of $175,667, $142,304, $505,196 and $400,539, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Target Risk Funds are subject to annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2013 and September 30, 2012, and for the nine-month periods ended September 30, 2013 and September 30, 2012, State Street Bank received Target Risk Fund management fees of $21,907, $16,118, $61,850, and $45,242, respectively.

Investment Advisor Fees –Managed Funds

The Investment Advisors for SARF are paid a weighted average fee at an annual rate of approximately .15% of the assets of the Fund.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of September 30, 2013, the aggregate value of such assets was $1.2 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1.3 billion	.15

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.500%
Next $25 million	.375
Over $50 million	.250

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of September 30, 2013:

Fund	Rate
Large Cap Equity Fund	.277%
Small-Mid Cap Equity Fund	.463
International All Cap Equity Fund	.493

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

No fees are paid directly to Wellington Trust or AQR Capital Management for the investment management services they perform relating to the assets of the Alternative Alpha Fund. However, the Alternative Alpha Fund, as an investor in the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund, bears the operating expenses associated with those commingled investment vehicles, including investment advisory fees payable by the Wellington Trust Real Total Return Portfolio to Wellington Trust at the current annual rate of .55% and payable by the AQR Risk Parity Fund to AQR Capital Management at the current annual rate of .75% of the value of the assets of the Alternative Alpha Fund invested in, respectively, the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund. The Alternative Alpha Fund will also bear the expenses of the AQR Risk Parity Fund (Class I shares) on assets invested in it. The total annual operating expenses of this share class of the AQR Risk Parity Fund for its most recent completed fiscal year were 1.12%; however, the AQR Risk Parity Fund’s adviser has contractually agreed to cap these expenses at 0.95% (excluding interest, taxes, dividends on short sales, borrowing costs, acquired fund fees and expenses, interest expense related to short sales and extraordinary expenses) until at least April 30, 2015.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case of the SARF, to the GSTIF. Northern Trust Investments was paid $403, $5,453, $2,859, $2,262 and $33,250 for the three-month period ended September 30, 2013 and was paid $310, $7,976, $2,706, $1,092, and $35,432 for the three-month period ended September 30, 2012, and was paid $1,086, $18,506, $9,000, $6,185, and $95,955 for the nine-month period ended September 30, 2013, and was paid $1,206, $25,360 $7,709, $4,059, and $113,190 for the nine-month period ended September 30, 2012 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively.

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

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month periods ended September 30, 2013 and September 30, 2012, and for the nine-month periods ended September 30, 2013 and September 30, 2012, these expenses totaled $520,568, $665,173, $1,924,144 and $1,984,275, respectively. Fees in the amount of approximately $24,280 and $25,212 for the registration of $178 million and $220 million of units with the SEC were paid during 2013 and 2012, respectively, and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the nine-month period ended September 30, 2013
	Purchases	Sales
Bond Core Plus Fund	$613,377,558	$660,168,216
Large Cap Equity Fund	237,750,601	287,463,254
Small-Mid Cap Equity Fund	254,019,498	268,072,285
International All Cap Equity Fund	52,900,009	60,475,356
Global All Cap Equity Fund	3,334,417	725,583
Bond Index Fund	9,659,432	13,576,664
Large Cap Index Equity Fund	29,558,478	8,110,454
All Cap Index Equity Fund	10,592,935	26,889,138
Mid Cap Index Equity Fund	23,862,778	6,501,230
Small Cap Index Equity Fund	17,281,672	9,633,631
International Index Equity Fund	14,167,079	4,016,262
Real Asset Return Fund	14,085,362	16,257,201
Alternative Alpha Fund	1,543,639	719,946

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

	For the nine-month period ended September 30, 2013
	Purchases	Sales
Lifetime Income Retirement Date Fund	7,281,263	7,537,720
2010 Retirement Date Fund	9,889,455	24,158,790
2020 Retirement Date Fund	46,196,355	14,817,484
2030 Retirement Date Fund	32,047,420	6,411,852
2040 Retirement Date Fund	16,320,115	7,165,557
2050 Retirement Date Fund	4,128,801	387,347
Conservative Risk Fund	11,210,039	9,547,371
Moderate Risk Fund	25,780,688	15,262,866
Aggressive Risk Fund	11,371,245	6,949,459
Balanced Fund	11,560,805	35,041,996
The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the nine-month period ended September 30, 2013
	Purchases	Sales
Bond Core Plus Fund	$276,051,186	$251,728,453

5. Securities Lending

Certain Funds and the Balanced Fund are authorized to participate in the direct securities lending program administered by The Northern Trust Company, under which securities held by the Funds and the Balanced Fund are loaned by The Northern Trust Company, as the Funds’ and the Balanced Fund’s lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the ABA Members Collateral Fund (as defined below).

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending is reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) dedicated solely to the Funds that engage in securities lending and managed by the securities lending agent for those Funds (“Lending Agent”). Effective June 3, 2013, State Street Bank was terminated as Lending agent and The Northern Trust Company became Lending Agent. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds that engage in securities lending have had a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through September 30, 2013, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and the Lending Agent. The fees incurred related to securities lending by Lending Agent were as follows:

	State Street Fees for the three-month period ended September 30, 2013	State Street Fees for the nine-month period ended September 30, 2013	Northern Trust Fees for the three-month period ended September 30, 2013	Northern Trust Fees for the nine-month period ended September 30, 2013

Bond Core Plus Fund	$—	$885	$12,005	$13,707
Large Cap Equity Fund	—	22,802	9,491	35,145
Small-Mid Cap Equity Fund	—	46,209	26,624	80,624
International All Cap Equity Fund	—	11,516	2,280	14,527

	$—	$81,412	$50,399	$144,002

At September 30, 2013, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$143,921,232	$147,083,388	$146,896,738
Large Cap Equity Fund	48,680,420	50,023,914	49,960,433
Small-Mid Cap Equity Fund	116,524,241	119,505,375	119,353,722
International All Cap Equity Fund	10,208,098	10,707,307	10,693,716

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At September 30, 2013, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 99.873% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of September 30, 2013, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: two participants owned 16.00% of the outstanding units of the Global All Cap Equity Fund, three participants owned 21.67% of the outstanding units of the Alternative Alpha Fund, and one participant owned 6.18% of the outstanding units of the 2050 Retirement Date Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

7. Subsequent Events

Effective October 1, 2013, Northern Trust Investments has added Lee Munder Capital Group, LLC as Investment Advisor to provide investment advice with respect to a portion of the International All Cap Equity Fund.

Effective October 22, 2013, Northern Trust Investments has replaced C.S. McKee, L.P. with Aristotle Capital Management, LLC as Investment Advisor to provide investment advice with respect to a portion of the Large Cap Equity Fund.

Management has evaluated subsequent events for the Funds and the Balanced Fund through the date the financial statements were issued, and has concluded that there are no recognized or non-recognized subsequent events, relevant for financial statement disclosure, other than the items noted above.

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

Quarter and Nine Month Period Ended September 30, 2013

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

For the quarter ended September 30, 2013, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.22%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.18% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 0.79%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.38% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the quarter ended September 30, 2013. Outperformance for the period was driven by an overweight to spread sectors. During the quarter, the net blended yield decreased primarily due to lower market to book ratios resulting from negative performance in the underlying bond portfolios.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the nine month period ended September 30, 2013. Outperformance for the period was driven by an overweight to spread sectors such as the financials and industrials sectors.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from three to six years.

For the quarter ended September 30, 2013, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 0.32%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 0.57% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of -2.85%, compared to an investment record of -1.89% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended September 30, 2013. While holdings of investment grade bonds as well as Treasury Inflation Protected Securities (which we refer to as “TIPS”) were positive for performance, this was more than offset by the portfolio’s allocation to bonds of intermediate maturities as rates modestly fell.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the nine month period ended September 30, 2013. The primary drivers of underperformance were allocations to intermediate maturities, which lagged longer-dated bonds, and holdings in TIPS as inflation expectations fell.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended September 30, 2013, the Large Cap Equity Fund experienced a total return, net of expenses, of 7.22%. By comparison, the Russell 1000 Index produced an investment record of 6.02% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 21.35%, compared to an investment record of 20.76% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of September 30, 2013) positively contributed to the performance of the Fund as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by positive stock selection within the healthcare and consumer discretionary sectors, while an underweight to consumer staples also positively contributed.

For the quarter ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by stock selection in the financial and energy sectors, while allocation to the technology sector was a modest detractor.

For the quarter ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Allocations to the financials sector were the primary driver of outperformance as all four holdings in this sector significantly outperformed.

For the quarter ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of September 30, 2013) positively contributed to the performance of the Fund as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Information technology holdings were strong contributors to returns while stock selection was also positive in consumer discretionary.

For the nine month period ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of September 30, 2013) positively contributed to the performance of the Fund as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by stock selection in the healthcare and energy sectors.

For the nine month period ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2013) negatively contributed to the performance of the Fund as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The primary detractor from performance were holdings in the technology sector.

For the nine month period ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was broadly positive across most sectors, with the largest contribution coming from holdings in the energy sector.

For the nine month period ended September 30, 2013, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Overweights to consumer discretionary and healthcare sectors were positive for returns, while stock selection within industrials was also positive.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended September 30, 2013, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 8.89%. By comparison, the Russell 2500™ Index produced an investment record of 9.08% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 26.96%, compared to an investment record of 25.89% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Cortina Asset Management (approximately 19% as of September 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2500 Growth Index, against which the performance of this portion of the Fund is compared. The majority of underperformance came from investments held within the healthcare and consumer discretionary sectors, particularly within the healthcare services and specialty retail industries.

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The most significant sector contributors to results were medical/healthcare, consumer staples and REITs. Additionally, an overweight position in energy was a positive contributor.

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by an underweight to consumer staples as well as strong stock selection in the consumer discretionary sector.

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 19% as of September 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by stock selection which was positive or neutral in six of ten sectors, with consumer staples, energy, and industrials performing the best.

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of September 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection was broadly positive with the majority of outperformance coming from positive stock selection in the consumer discretionary, consumer staples, materials and industrials sectors.

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by stock selection in the consumer discretionary and financials sectors.

For the quarter ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 10% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Positive stock selection contributed most significantly to outperformance for the quarter, with selections in the information technology and industrials sectors adding the most value.

For the period from March 12, 2013 to September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Cortina Asset Management (approximately 19% as of September 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell 2500 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by allocations to the materials, industrials and financials sectors.

For the nine month period ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The three most significant contributors to outperformance were the interest-rate sensitive, healthcare and energy sectors.

For the nine month period ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily driven by allocations in the consumer discretionary, energy and technology sectors.

For the nine month period ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 19% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by stock selection which was positive or neutral in seven of ten sectors, with consumer staples, financials and energy performing the best.

For the nine month period ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection was particularly strong in the consumer discretionary, consumer staples and financials sectors.

For the nine month period ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2013) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by strong stock selection in the consumer discretionary and financials sectors.

For the nine month period ended September 30, 2013, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 10% as of September 30, 2013) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Both stock selection and sector allocation contributed to outperformance. Stock selections within the industrials and consumer staples sectors added the most value relative to the benchmark, while allocations within information technology and energy detracted.

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

For the quarter ended September 30, 2013, the International All Cap Equity Fund experienced a total return, net of expenses, of 9.12%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 10.09% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 10.20%, compared to an investment record of 10.04% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 21% as of September 30, 2013) positively contributed to the performance of the Fund as well as outperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Holdings in the industrial, consumer discretionary and utility sectors contributed the most to relative performance.

For the quarter ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of September 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Positioning in the industrials sector detracted from relative returns as holdings in the machinery and airline industries underperformed. Additionally, exposure to the materials sector further detracted from results.

For the quarter ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 26% as of September 30, 2013) negatively contributed to the performance of the Fund as well as underperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Underperformance was driven by stock selection within China. An overweight position in the consumer staples sector was also negative as investors shunned defensive companies.

For the quarter ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 21% as of September 30, 2013) positively contributed to the performance of the Fund as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Within sectors, an overweight to telecommunications stocks helped as telecommunications was the top performing sector. In addition, an underweight to consumer staples helped as defensive sectors lagged. Stock selection was also particularly strong in the industrials and financial sectors.

For the quarter ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 14% as of September 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily due to the portfolio’s focus on high quality companies with strong earnings trends, which underperformed during the period. More specifically, stock selection in Europe ex-UK financials and European industrials detracted from results.

For the nine month period ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 21% as of September 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Holdings in the materials, consumer discretionary, and energy sectors were the primary drivers of underperformance.

For the nine month period ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of September 30, 2013) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection and an overweight position in the consumer discretionary sector were positive but allocations to the telecommunications and energy sectors diminished relative performance.

For the nine month period ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 26% as of September 30, 2013) negatively contributed to the performance of the Fund but outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by stock selection in the financials and information technology sectors. From a country perspective, stock selection in India also contributed to performance.

For the nine month period ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 21% as of September 30, 2013) positively contributed to the performance of the Fund as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Within sectors, an underweight to consumer staples and an overweight to financials added value while stock selection was strong in the energy and financial sectors.

For the nine month period ended September 30, 2013, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 14% as of September 30, 2013) positively contributed to the performance of the Fund but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Underperformance for the year was primarily driven by struggles in the first quarter resulting from an underweight to the best-performing country, Japan, as well as an underweight to staples and an overweight to energy and the financials sectors.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the quarter ended September 30, 2013, the Global All Cap Equity Fund experienced a total return, net of expenses, of 8.29%. By comparison, the MSCI ACWI Index produced an investment record of 8.16% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 15.29%, compared to an investment record of 14.70% for the benchmark for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended September 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 42% as of September 30, 2013) outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended September 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 6% as of September 30, 2013) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended September 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 53% as of September 30, 2013) underperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the nine month period ended September 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 42% as of September 30, 2013) outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the nine month period ended September 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 6% as of September 30, 2013) outperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the nine month period ended September 30, 2013, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 53% as of September 30, 2013) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market.

For the quarter ended September 30, 2013, the Bond Index Fund experienced a total return, net of expenses, of 0.40%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 0.57% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of -2.46%, compared to an investment record of -1.89% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and nine month period ended September 30, 2013 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2013, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 5.06%. By comparison, the S&P 500 produced an investment record of 5.24% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 19.17%, compared to an investment record of 19.79% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and nine month period ended September 30, 2013 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2013, the All Cap Index Equity Fund experienced a total return, net of expenses, of 6.15%. By comparison, the Russell 3000 Index produced an investment record of 6.35% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 20.64%, compared to an investment record of 21.30% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and nine month period ended September 30, 2013 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7 % of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2013, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 7.34%. By comparison, the S&P MidCap 400 produced an investment record of 7.54% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 22.54%, compared to an investment record of 23.23% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and nine month period ended September 30, 2013 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended September 30, 2013, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 8.89%. By comparison, the Russell 2000 Index produced an investment record of 9.08% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 26.96%, compared to an investment record of 25.89% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and nine month period ended September 30, 2013 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 1,823 securities in 45 markets, with securities of emerging markets representing approximately 22 % of the Index.

For the quarter ended September 30, 2013, the International Index Equity Fund experienced a total return, net of expenses, of 9.94%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 10.09% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of 8.77%, compared to an investment record of 10.04% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and nine month period ended September 30, 2013 was consistent with the MSCI ACWI ex-US Index after taking expenses and fair value adjustments into account.

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

The Fund seeks to achieve its objective by investing indirectly in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2013, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones-UBS Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite investment records of the respective benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended September 30, 2013, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended September 30, 2013, the Fund experienced a total return, net of expenses, of 0.01%. By comparison, the composite benchmark produced an investment record of 0.17% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of -5.39%, compared to an investment record of -4.83% for the benchmark for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and nine month period ended September 30, 2013 was consistent with its composite benchmark after taking expenses into account.

Alternative Alpha Fund

The Alternative Alpha Fund seeks to efficiently deliver exposure to a broad set of liquid asset classes by investing in a diversified portfolio of securities and instruments. These include U.S. TIPS, other fixed-income securities and a wide array of major liquid asset classes, including global developed and emerging market equities, global nominal and inflation linked-government bonds, emerging market bonds, mortgage-backed securities, corporate and sovereign debt, the credit spreads of mortgage-backed securities, developed and emerging market currencies, commodities and derivatives with the objective of providing long-term total returns in excess of the yield on cash-equivalent investments.

For the quarter ended September 30, 2013, the Alternative Alpha Fund experienced a total return, net of expenses, of 1.89%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 3.04% for the same period. For the nine month period ended September 30, 2013, the Fund experienced a total return, net of expenses, of -2.08%, compared to an investment record of 9.35% for the benchmark for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The Alternative Alpha Fund’s assets are invested indirectly through allocation to the commingled investment vehicles managed by different Investment Advisors in percentages determined at the discretion of Northern Trust Investments. Income and gains attributable to the assets allocated to the commingled investment vehicle of each such Investment Advisor remain allocated to that vehicle unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the investment vehicles can change the percentage of total assets of the Fund comprising each portion of the Fund.

For the quarter ended September 30, 2013, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of September 30, 2013) positively contributed to the performance of the Fund, but underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index against which the performance of this portion of the Fund is compared. Underperformance was primarily driven by an underweight to equities of companies domiciled in the U.S. in a sharply rising market.

For the quarter ended September 30, 2013, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of September 30, 2013) negatively contributed to the performance of the Fund but outperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by positions in U.S. TIPS, emerging market inflation-linked bonds, and exposure to commodities as real assets rebounded in the third quarter after suffering losses in the early part of the year.

For the nine month period ended September 30, 2013, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of September 30, 2013) negatively contributed to the performance of the Fund, as well as underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index, against which the performance of this portion of the Fund is compared. The primary driver of underperformance was allocations to fixed-income assets, which suffered losses on rising rates, as well as inflation sensitive assets such as commodities, which were hurt on concerns of lower inflation and slowing growth in China.

For the nine month period ended September 30, 2013, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of September 30, 2013) positively contributed to the performance of the Fund but underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. Underperformance for the year to date was almost exclusively driven by events during the second quarter. The primary driver of underperformance was allocations to fixed-income assets, which suffered losses on rising rates, as well as inflation sensitive assets such as commodities, which were hurt on concerns of lower inflation and slowing growth in China.

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

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2013, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series

Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small/MidCap® Index Non-Lending Series Fund, the SSgA Dow Jones-UBS Roll Select Commodity IndexSM Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite investment records of the respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended September 30, 2013, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-USA IMI Index, the S&P MidCap 400, the Russell 2000 Index, the FTSE EPRA/NAREIT Global Developed Liquid Index, the Russell Small-Cap Completeness Index and the Dow Jones-UBS Roll Select Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended September 30, 2013, the Retirement Date Funds experienced a total return, net of expenses, of 2.40% for the Lifetime Income Retirement Date Fund, 2.57% for the 2010 Retirement Date Fund, 4.44% for the 2020 Retirement Date Fund, 5.69% for the 2030 Retirement Date Fund, 6.65% for the 2040 Retirement Date Fund and 6.69% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 2.60%, 2.77%, 4.65%, 5.90%, 6.85% and 6.91%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund For the quarter ended September 30, 2013 was consistent with its respective composite benchmark after taking into account expenses.

For the nine month period ended September 30, 2013, the Retirement Date Funds experienced a total return, net of expenses, of 2.39% for the Lifetime Income Retirement Date Fund, 2.70% for the 2010 Retirement Date Fund, 7.71% for the 2020 Retirement Date Fund, 11.01% for the 2030 Retirement Date Fund, 13.15% for the 2040 Retirement Date Fund and 13.21% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 3.13%, 3.43%, 8.52%, 11.88%, 14.06% and 14.12%, respectively, for comparable periods. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund For the nine month period ended September 30, 2013 was consistent with its respective composite benchmark after taking into account fair value adjustments, expenses, and differences in rebalancing frequency inasmuch as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static.

Target Risk Funds

The Target Risk Funds provide a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of approximately 26%). The Moderate Risk Fund seeks to provide long-term capital appreciation and current income. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for maximum growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2013, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-

Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones-UBS Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended September 30, 2013, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill and the Dow Jones-UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended September 30, 2013, the Target Risk Funds experienced a total return, net of expenses, of 1.72% for the Conservative Risk Fund, 3.75% for the Moderate Risk Fund and 5.67% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 1.90%, 3.93% and 5.84%, respectively, for the same period. For the nine month period ended September 30, 2013, the Target Risk Funds experienced a total return, net of expenses, of 0.94% for the Conservative Risk Fund, 5.87% for the Moderate Risk Fund and 10.68% for the Aggressive Risk Fund, compared to an investment record of 1.55%, 6.57% and 11.48%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and nine month period ended September 30, 2013 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended September 30, 2013, the Balanced Fund experienced a total return, net of expenses, of 4.43%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 3.85% for the same period. For the nine month period ended September 30, 2013, the Balanced Fund experienced a total return, net of expenses, of 11.13%, as compared to an investment record of 11.27% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended September 30, 2013, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. For the nine month period ended September 30, 2013, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. Refer to the discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended September 30, 2013, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. For the nine month period ended September 30, 2013, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to the discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Funds were effective as of September 30, 2013.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended September 30, 2013 and determined that no change in the internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2013, the Collective Trust issued an aggregate of approximately $462 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

November 14, 2013	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

November 14, 2013	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.